Form 10-Q
period 1999-03-31
ROWECOM INC
filed 1999-05-12
CIK 1074676

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
-
      of 1934

      For the quarterly period ended March 31, 1999

                                      OR

      Transition report pursuant to Section 13 or 15 (d) of the Securities
--
      Exchange Act of 1934

                       [Commission file number 0-21379]


                                 ROWECOM INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                         04-3370008
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


                    725 Concord Avenue Cambridge, MA  02138
                    (Address of principal executive office)

                                (617) 497-5800
             (Registrant's telephone number, including area code)


                                     None
                    (Former name, former address and former
                  fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant:

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes  X   No
    ---      ---
                                      and

     (2) has been subject to such filing requirements for the past 90 days.

Yes       No X
   ---      ---


--------------------------------------------------------------------------------

                                 ROWECOM INC.

                                     INDEX

 Item                                                                      Page
Number                                                                    Number
------                                                                    ------

PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          RoweCom Inc.
          ------------

          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
           and December 31, 1998......................................    3

          Consolidated Statements of Operations for the
           three months ended March 31, 1999 (unaudited) and March 31,
           1998 (unaudited)...........................................    4

          Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 (unaudited) and March 31,
           1998 (unaudited)...........................................    5

          Notes to Consolidated Financial Statements (unaudited)......    6

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    8


PART II.  OTHER INFORMATION

  Item 3. Changes in Securities and Use of Proceeds...................    10

  Item 4. Submission of Matters to a vote of Security Holders.........    10

  Item 5. Other Information...........................................    10

  Item 6. Exhibits and Reports on Form 8-K............................    10

          Signatures..................................................    11

                        PART I -- FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                                  RoweCom Inc.
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                             At March 31,            At December 31,
                                                                                 1999                    1998
                                                                         -------------------      --------------------
                                                                             (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                         $ 64,894                  $ 16,051

  Accounts receivable (net of allowance for doubtful accounts of
  $100,000 as of March 31, 1999 and $60,000 as of December 31, 1998)                     840                     1,982

  Restricted cash                                                                        491                       923

  Other current assets                                                                    49                       604
                                                                              --------------             -------------
     Total current assets                                                             66,274                    19,560

Equipment and furnishings, net                                                           784                       632

Deferred tax asset                                                                        76                        76

Other assets, net                                                                         16                        16
                                                                              --------------             -------------
     Total assets                                                                   $ 67,150                  $ 20,284
                                                                              ==============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:

  Accounts payable                                                                       298                       366

  Accrued expenses                                                                       642                       811

  Accrued compensation                                                                   341                       356

  Customer advances                                                                      491                       923

  Loans payable                                                                          278                     1,657
                                                                              --------------             -------------
     Total current liabilities                                                         2,050                     4,113

Deferred revenue                                                                          16                         -

Commitments

Class A Redeemable, Convertible Preferred stock, $.01 par value,
5,000,000  shares authorized, 0 and 1,772,857 shares issued and
outstanding, respectively                                                                  -                     4,636

Class B Redeemable, Convertible Preferred stock, $.01 par value,
8,000,000 shares authorized, 0 and 6,326,610 shares issued and
outstanding, respectively                                                                  -                     8,198

Class C Redeemable, Convertible Preferred stock, $.01 par value,
5,000,000 shares authorized, 0 and 4,586,599 shares issued and
outstanding, respectively                                                                  -                    15,588

Stockholders' equity (deficit):

  Common stock, $.01 par value per share, 34,000,000 shares
     authorized, 10,087,470 and 1,526,180 shares issued and
     outstanding, respectively                                                           101                        15

  Additional paid-in capital                                                          82,344                     1,710

  Treasury stock, at cost                                                                (53)                      (53)

  Accumulated deficit                                                                (17,285)                  (13,901)

  Cumulative translation adjustment                                                      (23)                      (22)
                                                                              --------------             -------------
     Total stockholders' equity (deficit)                                             65,084                   (12,251)
                                                                              --------------             -------------
     Total liabilities and stockholders' equity (deficit)                           $ 67,150                  $ 20,284
                                                                              ==============             =============

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                 RoweCom Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                       Three Months Ended
                                                      ----------------------------------------------------
                                                            March 31, 1999               March 31, 1998
                                                      -----------------------       ----------------------
                                                             (unaudited)                   (unaudited)

Revenues                                                          $ 1,699                       $ 1,307
Cost of revenues                                                    1,527                         1,284
                                                            -------------                 -------------

     Gross profit                                                     172                            23

Operating expenses:
  Sales and marketing                                               1,894                           607
  Research and development                                            818                           209
  General and administrative                                          725                           316
                                                            -------------                 -------------

     Total operating expenses                                       3,437                         1,132
                                                            -------------                 -------------

      Loss from operations                                         (3,265)                       (1,109)

Interest and other income, net                                        251                            28
                                                            -------------                 -------------

      Net loss                                                    $(3,014)                      $(1,081)
                                                            =============                 =============

Basic and Diluted per common share
    Net loss applicable to common stockholders                    $(3,383)                      $(1,151)
    Basic and diluted weighted average shares
     outstanding                                                    3,619                         1,544
    Basic and diluted loss per share                              $  (.93)                      $  (.75)
Pro forma Basic and Diluted per common share
    Pro forma net loss applicable to common stockholders          $(3,014)                      $(1,081)
    Basic and diluted weighted average shares
    outstanding                                                     7,394                         2,190
    Basic and diluted pro forma loss per share                    $  (.41)                      $  (.49)



The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                 RoweCom Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                          Three Months Ended
                                                                               --------------------------------------
                                                                                 March 31, 1999        March 31, 1998
                                                                               ----------------      ----------------
                                                                                   (unaudited)           (unaudited)
Cash flows from operating activities:
  Net loss                                                                              $(3,014)              $(1,081)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           83                    28
Changes in operating assets and liabilities:
     Accounts receivable                                                                  1,146                    81
     Other current assets                                                                   564                   146
     Accounts payable                                                                       (68)                  255
     Income taxes payable                                                                     -                   (76)
     Accrued expenses and accrued compensation                                             (196)                 (258)
     Deferred revenue                                                                        16                     -
                                                                               ----------------      ----------------

     Net cash used in operating activities                                               (1,469)                 (905)

Cash flows from investing activities:
     Purchase of equipment and furnishings                                                 (233)                  (43)
                                                                               ----------------      ----------------

     Net cash used in investing activities                                                 (233)                  (43)

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                                      51,927                     -
     Loan repayments                                                                     (1,380)                    -
     Loan proceeds                                                                            -                   850
                                                                               ----------------      ----------------

     Net cash provided by financing activities                                           50,547                   850

     Effect of exchange rates on cash                                                        (2)                   (3)
                                                                               ----------------      ----------------

     Net increase (decrease) in cash and cash equivalents                                48,843                  (101)

Cash and cash equivalents, beginning of period                                           16,051                   691

                                                                               ----------------      ----------------
Cash and cash equivalents, end of period                                                $64,894               $   590
                                                                               ================      ================
Supplementary information:
     Accretion of preferred stock                                                       $   369               $    70

  There was no cash paid for interest or taxes during the three months ended March 31, 1999 and 1998.

Supplemental disclosure of non-cash transactions:

 During the three months ended March 31, 1999, RoweCom converted all of the shares of Class A Redeemable Convertible Preferred Stock, Class B Redeemable Convertible Preferred Stock, Class C Redeemable Convertible Preferred Stock, and the stock purchase warrants of RoweCom Canada and RoweCom, into 4,996,290 shares of the RoweCom's common stock.

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                 RoweCom Inc.

                  Notes to Consolidated Financial Statements
                                  (unaudited)


1.  The Company

The consolidated financial statements include the accounts of RoweCom Inc. ("RoweCom") and its wholly owned subsidiary, Rowe Communications Ltd., a
  -------
Canadian company ("RoweCom Canada"). All significant intercompany accounts and
                   --------------
transactions between RoweCom and its sole subsidiary, RoweCom Canada, included in the accompanying consolidated financial statements have been eliminated.

2.  Interim Results

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1 for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 8, 1999.

In the opinion of the management of RoweCom, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair statement of the results for the interim period.

The results disclosed in the Consolidated Balance Sheet at March 31, 1999 and the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3.  Initial Public Offering

RoweCom completed an initial public offering of its common stock on March 8, 1999 (the "IPO"). A total of 3,565,000 shares of common stock were sold by
           ---
RoweCom to the public at a price of $16.00 per share. The underwriting discount was $1.12 per share. The net proceeds after the underwriting discount and other IPO expenses were $51.9 million. Concurrent with the IPO, all of the shares of Class A Redeemable Convertible Preferred Stock, Class A-1 Redeemable Convertible Preferred Stock, Class B Redeemable Convertible Preferred Stock, Class C Redeemable Convertible Preferred Stock, and all outstanding stock purchase warrants (the "Convertible Stock") of RoweCom Canada and RoweCom, were converted
               -----------------
into 4,996,290 shares of RoweCom's common stock.

4.  Net Loss Per Share

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share." In accordance with this pronouncement, the net loss applicable to common stockholders includes the accretion of dividends on the redeemable convertible preferred stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock from the date of conversion through the end of the period.

Pro forma net loss per share has been computed under FAS 128, except that it reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later.

Therefore, the pro forma net loss per share does not include the accretion of dividends on the redeemable convertible preferred stock. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

The following is a calculation of net loss per share


(dollars in thousands, except per share data)
                                                                Three Months Ended
                                                    --------------------------------------------
                                                        March 31, 1999          March 31, 1998
                                                    --------------------    --------------------

Historical
  Basic and diluted:
    Net loss to common stockholders                      $ (3,383)                 $ (1,151)
    Weighted average number of common shares                3,619                     1,544
    Net loss per common share--basic and diluted             (.93)                     (.75)
Pro forma
  Basic and diluted:
    Net loss                                             $ (3,014)                 $ (1,081)

    Weighted average number of common shares                3,619                     1,544
    Weighted average assumed number of shares
      upon conversion of preferred stock and
      the net exercise of all outstanding
      stock purchase warrants                               3,775                       646

    Total weighted average number of shares used
      in computing pro forma net loss per share             7,394                     2,190
    Basic and diluted pro forma net loss per
      common share                                       $   (.41)                 $   (.49)

Options to purchase shares of RoweCom's common stock totaling 740,122 and 206,899 at March 31, 1999 and 1998, respectively, and warrants to purchase common stock totaling 120,967 at December 31, 1998 were outstanding but not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

5. Comprehensive Loss

                                                                Three Months Ended
                                                    --------------------------------------------
                                                        March 31, 1999          March 31, 1998
                                                    --------------------    --------------------

Net loss                                                   $(3,014)                $(1,081)
Other comprehensive loss:
    Foreign currency translation adjustment                     (1)                     (3)
Comprehensive loss                                         $(3,015)                $(1,084)
                                                           =======                 =======

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note

This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to,
(i) statements about the possibility of higher transaction volume or revenues from new or existing clients; (ii) the impact on financial condition of RoweCom Inc. ("RoweCom") of its strategic partnership with NewsEdge Corp.; (iii) the
       -------
amount and sufficiency of RoweCom's planned expenditures to address the year 2000 dating problem; (iv) statements about the sufficiency of the proceeds from RoweCom's IPO and cash balances to meet currently planned working capital and capital expenditure requirements; and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of RoweCom as of the date of this Quarterly Report on Form 10-Q, and RoweCom cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated March 8, 1999 of RoweCom. These risks include, among others, the following:

 . Risks relating to RoweCom's limited operating history.
 . Risks pertaining to RoweCom's reliance on a single product -- the kStore. . Risks that uncertainty in RoweCom's ability to maintain existing strategic alliances and enter into new alliances may negatively impact RoweCom's operating results.
 . Risks of increased competition in the knowledge resource sales market.
 . Risks relating to reliance on a small number of clients and industries for substantially all of our revenues.
 . Risks that we will be unable to expand internationally.


Description of Business

RoweCom provides businesses and their employees with an e-commerce solution for purchasing and managing the acquisition of magazines, newspapers, journals, books and other knowledge resources through a corporate intranet or the Internet. RoweCom's principal product is the knowledgeStore (the "kStore/TM/").

Through the kStore RoweCom's clients have access to the largest catalog of magazines, newspapers, journals, books and other knowledge resources on the Internet. RoweCom's service allows employees of our clients to purchase knowledge resources easily and conveniently from their desktop computers and provides businesses with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs.

RoweCom's services initially focused on academic libraries and centralized purchasing groups, which tended to purchase or renew subscriptions in the fourth quarter of the year. Beginning in 1998, we have increasingly focused our sales and marketing efforts on corporate clients and on desktop purchases by individuals rather than centralized purchasing groups. We believe that an increase in the number of desktop purchasers at a client will increase the amount of revenue generated by such client. As a result of our efforts, purchases by corporate clients in the 1999 Three Month Period have increased more rapidly than purchases by academic clients during the 1998 Three Month Period. Although there can be no assurance that this trend will continue, we believe that increased desktop purchases will result in a lower average selling price and a higher gross margin to RoweCom.

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1/st/. As desktop purchases by individual employees increase as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year.

Results of Operations

Comparison of the Three Months Ended March 31, 1999 (the "1999 Three Month
                                                          ----------------
Period") with the Three Months Ended March 31, 1998 (the "1998 Three Month
------                                                    ----------------
Period").
------

Revenues. Revenues consist almost entirely of sales of knowledge resources. Revenues for the 1999 Three Month Period were $1.7 million as compared to $1.3 million for the 1998 Three Month Period, an increase of $392,000 or 30%. This increase resulted primarily from increased sales per client and growth in our client base, particularly in the corporate sector where corporate revenue represented 93% of overall revenue for the 1999 Three Month Period versus 66% for the 1998 Three Month Period. Transaction volumes for the 1999 Three Month Period also increased significantly by 95% from the 1998 Three Month Period from 4,506 to 8,770 transactions, primarily due to volume increases in corporate desktop purchases from the kStore.

The average selling price per transaction for the 1999 Three Month Period was $180 as compared to $290 during the 1998 Three Month Period. The decrease in the average selling price was a result of increased corporate desktop orders. Due to the product mix of purchases made from the desktop, the average selling price per transaction is typically lower for desktop orders than that of centralized procurement or library orders. This decrease in average selling price has a positive effect on overall gross margins as discussed below under cost of revenues.

Cost of Revenues. Cost of revenues consists almost entirely of the cost of acquiring the knowledge resources sold to clients. Cost of revenues in the 1999 Three Month Period was $1.5 million as compared to $1.3 million during the 1998 Three Month Period, an increase of $243,000 or 19%. As a percentage of revenues, cost of revenues decreased to 90% during the 1999 Three Month Period as compared to 98% in the 1998 Three Month Period. This improvement was primarily due to an increase in the number of transactions executed through the kStore as well as high-margin new client installation revenue. As a result of strong direct selling and business development efforts, installation fees charged to new clients for the customization of the kStore increased significantly. Installation revenue was $114,000 during the 1999 Three Month Period and there was no installation revenue earned during the 1998 Three Month Period. Cost of revenue as a percentage of revenues (exclusive of installation revenues) was 96% for the 1999 Three Month Period as compared to 98% for the 1998 Three Month Period, an improvement of 2%.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions paid to RoweCom's direct sales force, account managers and client service representatives, travel expenses, and expenses relating to marketing materials and fulfillment activities. Sales and marketing expenses increased to $1.9 million during the 1999 Three Month Period from $607,000 in the 1998 Three Month Period, an increase of $1.3 million or 212%. This growth is primarily due to an increase in personnel and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $1.1 million in the 1999 Three Month Period from $404,000 in the 1998 Three Month Period. In addition, during the 1999 Three Month Period, RoweCom incurred a one-time license fee of $160,000 for linking the kStore to certain high traffic news and information Web pages.

Research and development. Research and development expenses consist principally of compensation and related expenses, including consulting fees, and other expenses related to the development and maintenance of our service and production systems. Research and development expenses increased to $818,000 in the 1999 Three Month Period from $209,000 in the 1998 Three Month Period, an increase of $609,000 or 291%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Consulting fees in connection with these improvements increased 1,213% to $197,000 during the 1999 Three Month Period from $15,000 in the 1998 Three Month Period. In addition, RoweCom incurred $76,000 in license fees for the use of certain Microsoft Software products by RoweCom employees.

General and administrative. General and administrative expenses consist primarily of salaries and related costs for RoweCom's executive, administrative, finance and human resources departments as well as professional service fees. General and administrative expenses increased to $725,000 in the 1999 Three Month Period compared to $316,000 in the 1998 Three Month Period, an increase of $409,000 or 129%. This increase can be primarily attributed to growth in average headcount in the executive, administrative, finance and human resources departments. RoweCom also incurred certain additional costs in its operation as a newly public company, including insurance, investor relations, and accounting fees that resulted in an overall increase in expenses of $79,000.

Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the 1999 Three Month Period as compared to $905,000 in the 1998 Three Month Period. Cash used in the 1999 Three Month Period resulted primarily from a net loss of $3.0 million. This was partially offset by a $1.1 million decrease in accounts receivable and a $566,000 decrease in other current assets. Cash used in operating activities in the 1998 Three Month Period was primarily attributable to a net loss of $1.1 million, and a decrease in accrued expenses and accrued compensation of $258,000. This was partially offset by a $255,000 increase in accounts payable and a $146,000 decrease in other current assets.

Net cash used in investing activities in the 1999 Three Month Period was $235,000, substantially all of which was used to purchase fixed assets, as compared to $43,000 in the 1998 Three Month Period.

Net cash provided by financing activities was $50.5 million in the 1999 Three Month Period, as compared to $850,000 in the 1998 Three Month Period. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $51.9 million, of which $1.4 million was used to pay down existing credit facilities. During the 1998 Three Month Period, $850,000 in cash provided by financing activities was the result of loan proceeds. Prior to the IPO, RoweCom financed its operations primarily through sales of its equity securities in private placements. At March 31, 1999, RoweCom had cash and cash equivalents of $64.9 million, working capital of $64.2 million, debt of $278,000 and stockholders' equity of $65.1 million.

RoweCom currently believes that cash balances will be sufficient to meet anticipated cash requirements through at least 2000. However, there can be no assurance that additional capital beyond the amounts currently forecasted by RoweCom will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

Impact of Possible Share Transfer

Under an agreement among certain of RoweCom's shareholders, in the event that the market value of Working Ventures Canadian Fund, Inc.'s, a stockholder of RoweCom ("Working Ventures") initial investment in shares of Class A Preferred Stock of RoweCom Canada increases by 45% or more (on an annually compounded basis) and Working Ventures is not legally restricted from selling such Class A Preferred Shares, or any common shares into which such preferred shares have been converted, Working Ventures must transfer an aggregate of 310,371 shares of common stock to certain other shareholders or option holders of RoweCom, substantially all of whom are directors, former directors, officers and employees of RoweCom. RoweCom will be required to record a compensation charge for the period in which these potential transfers occur with respect to the shares of common stock which are transferred to the RoweCom option and warrant holders who are eligible to receive such shares as described above. The amount of this compensation charge will be equal to the aggregate fair market value of the common stock transferred on the date such stock is transferred to such option and warrant holders. Approximately 46,000 shares of RoweCom's common stock may be transferred to certain option and warrant holders. RoweCom is currently unable to determine whether or when such a charge will be incurred, or if incurred, the amount of such charge.

Impact of Year 2000 Issue on Operations and Financial Condition of RoweCom

As many computer systems and other equipment with embedded control chips or microprocessors use only two digits to represent the year, they may be unable to process accurately certain data before, during, or after the year 2000. The Year 2000 issue relates to the way that these business systems could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. To the extent that a business system does not fail or make miscalculations as a result of the Year 2000 date change, such a system is described as being "Year 2000 Ready". While RoweCom believes that it has been taking adequate steps to make sure that its business systems are Year 2000 Ready, and does not believe that it will incur material costs to prepare for the Year 2000 date change, achieving complete Year 2000 Readiness is subject to various risks and uncertainties, and there can be no assurance that the Year 2000 date change will not lead to failures of such systems that may have a material adverse effect on RoweCom's future results of operations and financial condition.

RoweCom has been aware of the possible impact of Year 2000 issue on its operations since inception and has focused on making its business systems Year 2000 Ready since that time. Most of the effort has been focused upon business systems owned or operated by RoweCom or third parties, the failure of which would directly and adversely affect RoweCom's ability to provide its services or would otherwise affect revenues or reliability for such a period of time as to lead to unrecoverable consequences. RoweCom has adopted a Year 2000 Readiness program for these critical systems that is designed to:

        . assess the readiness of our critical systems to deal with the Year 2000 date change;
        . remediate any potential failures through modification or replacement of critical systems that may not be Year 2000 Ready;
        . test the existing and improved critical systems for Year 2000 Readiness prior to actual Year 2000 date change; and
        . develop contingency plans to deal with possible failures by our critical systems to be Year 2000 Ready

At present, approximately 20 employees of RoweCom are working either on a full-time or part-time basis on Year 2000 Readiness issues and related issues, such as back-office processing and integration of RoweCom's catalog with its strategic partners.

Although RoweCom currently believes the critical systems that it operates will be Year 2000 Ready, there can be no assurance that all of such systems and the other critical systems maintained by third parties on behalf of RoweCom will be Year 2000 Ready by the end of 1999. A reasonably possible worst case scenario might include one or more of the critical systems maintained by one of our business partners being not Year 2000 Ready. Any such failure could result in a material disruption of our operations. Specifically, we would experience interruptions in our ability to process orders with certain publishers, collect and process receipts from credit cards or direct disbursements accounts, accurately maintain accounting records and perform adequate customer service. A failure by any of RoweCom's critical systems, or any other systems deployed by us prior to the Year 2000 date change, to be Year 2000 Ready could have a material adverse effect upon our future results of operations and financial condition.

RoweCom is not able to assess the Year 2000 Readiness of its clients. In the event that a significant number of our clients face difficulties as a result of the Year 2000 date change, such clients may be unable to process purchases through the kStore, or may face budgetary constraints that limit knowledge resource purchasing. Any diminished purchasing by our clients as a result of Year 2000 difficulties could have a material adverse effect on RoweCom's future results of operations and financial condition.

                         PART II -- OTHER INFORMATION


Item 3.  Changes in Securities and Use of Proceeds

On March 8, 1999, in connection with RoweCom's initial public offering, a Registration Statement on Form S-1 (Reg. No. 333-68761) was declared effective by the Securities and Exchange Commission, pursuant to which 3,565,000 shares of RoweCom's Common Stock were offered and sold at a price of $16.00 per share, generating gross offering proceeds of $57,040,000. The managing underwriters were J.P Morgan & Co., CIBC Oppenheimer, and Volpe Brown Whelan & Company. After deducting approximately $4.0 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds to RoweCom were approximately $51.9 million. The proceeds have been invested in short-term, interest bearing accounts.

RoweCom intends to use the net proceeds of the offering for working capital and general corporate purposes, including making capital expenditures in the ordinary course of business. RoweCom may also apply a portion of the net proceeds of the offering to acquire businesses, products and technologies that are complementary to RoweCom's business. From time to time, in the ordinary course of business, RoweCom expects to evaluate potential acquisitions of such businesses, products or technologies. However, RoweCom has no present understandings, commitments or agreements with respect to any material acquisition. The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Registration Statement.

During the period between January 1, 1999 and March 8, 1999, the Company granted options to purchase an aggregate of 217,928 shares of common stock under the Company's Amended and Restated 1998 Stock Incentive Plan and the 1999 Non-Employee Director Stock Option Plan. There were no exercises of stock options during the 1999 Three Month Period. The grants of options were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 thereunder.
      --------------

In March, 1999, the Company issued 18,761 shares of common stock to Philippe Villers, a director of RoweCom, and members of Mr. Villers' immediate family or trusts of such persons, upon the exercise of Mr. Villers' stock purchase warrants. Also in March, 1999, the Company issued 7,824 shares of common stock to Jerome Rubin, a director of RoweCom, upon the exercise of his stock purchase warrant. These exercises of stock purchase warrants were made in reliance on the exemptions from registration under the Securities Act provided by thereunder.

Item 4.  Submission of Matters to A Vote of Security Holders

By written consent dated February 5, 1999, the holders of a majority of outstanding shares of each class and series of the Company's outstanding capital stock approved, among other things, effective upon the consummation of the Company's initial public offering (i) an amendment and restatement of the Company's Certificate of Incorporation effecting, among other things, a 0.34905-for-one reverse stock split of the Company's common stock; (ii) the amendment and restatement of the Company's By-laws; (iii) the Company's issuance of up to 3,565,000 shares of Common Stock in its initial public offering; and (iv) the adoption of the Company's 1999 Non-Employee Director Stock Option Plan, 1999 Employee Stock Purchase Plan, and the amendment and restatement of the Company's 1998 Stock Incentive Plan.

Item 5.  Other Information

RoweCom recently announced an alliance with NewsEdge Corporation ("NewsEdge")
                                                                   --------
under which NewsEdge customers would be able to order and manage magazines, journals, newspapers and books through RoweCom's kStore service. NewsEdge, which provides news and information to the corporate desktop, will promote and provide links to a customized RoweCom kStore on its NewsPage Web site.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3.1  --  Certificate of Incorporation of RoweCom./*/
          3.2  --  By-laws of RoweCom./*/
          10.1 --  Agreement between RoweCom and NewsEdge Corp. dated March 31,
                   1999.**
          11   --  Computation of Loss Per Share./+/
     (b)  Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.


_________________
/*/ Incorporated by reference to the same numbered exhibit to the
    Company's registration statement on Form S-1 (Reg. No. 333-68761).
**  Confidential treatment requested.
/+/ Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            ROWECOM INC.

May 11, 1999                      By: /s/ Louis Hernandez, Jr.
---------------                       ------------------------
                                  Louis Hernandez, Jr.,
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Authorized Officer and Principal
                                  Finance and Accounting Officer)