Form 10-Q
period 1999-06-30
ROWECOM INC
filed 1999-08-13
CIK 1074676

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
--
      of 1934 for the quarterly period ended June 30, 1999

                                       OR

-- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 0-21379


                                  ROWECOM INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                            04-3370008
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                    725 Concord Avenue, Cambridge, MA 02138
                    (Address of principal executive office)

                                (617) 497-5800
             (registrant's telephone number, including area code)


                                      None
                     (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the registrant

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

                                                  Yes X  No
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

                                  ROWECOM INC.

                                      INDEX


 Item                                                                                                           Page
Number                                                                                                          Number
------                                                                                                          ------
PART I.           Financial Information

     Item 1.      Consolidated Financial Statements

                  RoweCom Inc.
                  ------------

                  Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                      December 31, 1998  .................................................................         3

                  Consolidated Statements of Operations for the three and six months ended
                      June 30, 1999 (unaudited) and June 30, 1998 (unaudited).............................         4

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1999
                      (unaudited) and June 30, 1998 (unaudited)...........................................         5

                  Notes to Consolidated Financial Statements (unaudited)..................................         6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                       of Operations......................................................................         8


PART II.          Other Information

     Item 2.      Changes in Securities and Use of Proceeds...............................................         14

     Item 5.      Other Information.......................................................................         14

     Item 6.      Exhibits and Reports on Form 8-K........................................................         14

                  Signatures..............................................................................         15




                                    PART I -- Financial Information

Item 1.     Consolidated Financial Statements

                                  RoweCom Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                            At June 30,    At December 31,
                                                                               1999              1998
                                                                          -------------      ------------
                                                                           (unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents                                               $ 42,021         $  16,051
     Marketable securities                                                      8,424                 -
     Accounts  receivable  (net of allowance for doubtful  accounts
     of $170,000 and $60,000)                                                     613             1,982
     Restricted cash                                                            2,833               923
     Other current assets                                                         170               604
                                                                           -----------        ----------
         Total current assets                                                  54,061            19,560

Goodwill, net                                                                   7,142                 -
Marketable securities, long term                                                4,063                 -
Equipment and furnishings, net                                                  1,297               632
Deferred tax asset                                                                 76                76
Other assets, net                                                                  94                16
                                                                           ===========        ==========
         Total assets                                                        $ 66,733         $  20,284
                                                                           ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
     Accounts payable                                                             740               366
     Accrued expenses                                                           1,199               629
     Accrued compensation                                                         825               538
     Customer advances                                                          2,833               923
     Loans payable                                                                246             1,657
                                                                           -----------        ----------
         Total current liabilities                                              5,843             4,113


Commitments
Class A Redeemable,  Convertible  Preferred stock,  $.01 par value,
5,000,000  shares  authorized,  0 and  1,772,857  shares issued and
outstanding, respectively                                                           -             4,636
Class B Redeemable,  Convertible  Preferred stock,  $.01 par value,
8,000,000  shares  authorized,  0 and  6,326,610  shares issued and
outstanding, respectively                                                           -             8,198
Class C Redeemable,  Convertible  Preferred stock,  $.01 par value,
5,000,000  shares  authorized,  0 and  4,586,599  shares issued and
outstanding, respectively                                                           -            15,588
Stockholders' equity (deficit):
     Common  stock,  $.01 par value per  share,  34,000,000  shares
     authorized,   10,107,945  and  1,526,180   shares  issued  and
     outstanding, respectively                                                    101                15
     Additional paid-in capital                                                82,347             1,710
     Treasury stock, at cost                                                      (53)              (53)
     Accumulated deficit                                                      (21,465)          (13,901)
     Accumulated other comprehensive loss                                         (40)              (22)
                                                                           -----------        ----------
         Total stockholders' equity (deficit)                                   60,890          (12,251)

                                                                           ===========        ==========
         Total liabilities and stockholders' equity (deficit)                 $ 66,733          $ 20,284
                                                                           ===========        ==========

 The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                             Three Months Ended           Six Months Ended
                                            June 30,     June 30,     June 30,        June 30,
                                             1999          1998         1999            1998
                                         ------------  ------------ ------------ ---------------
                                          (unaudited)   (unaudited)  (unaudited)    (unaudited)

Revenues                                  $   1,981     $    865    $    3,680       $  2,172
Cost of revenues                              1,868          819         3,395          2,103
                                          ----------    ---------   -----------      ---------

         Gross profit                           113           46           285             69

Operating expenses:
     Sales and marketing                      2,653        1,311         4,547          1,918
     Research and development                 1,027          261         1,844            470
     General and administrative               1,172          310         1,898            598
     Goodwill amortization                      204            -           204              -
                                          ----------    ---------   -----------      ---------

         Total operating expenses             5,056        1,882         8,493          2,986
                                          ----------    ---------   -----------      ---------

           Loss from operations              (4,943)      (1,836)       (8,208)        (2,917)

Interest and other income, net                  817           18         1,068             46
                                          ----------    ---------   -----------      ---------

           Loss before income taxes          (4,126)      (1,818)       (7,140)        (2,871)

Provision for income taxes                       55           28            55             56
                                          ----------    ---------   -----------      ---------

           Net loss                       $  (4,181)    $ (1,846)  $    (7,195)     $  (2,927)
                                          ==========    =========   ===========      =========



Basic and Diluted net loss per share
  Net loss applicable to common           $  (4,181)    $ (2,009)   $   (7,564)     $  (3,159)
    stockholders
  Basic and diluted weighted average
   shares outstanding                        10,090        1,532         6,873          1,538
  Basic and diluted loss per share        $    (.41)    $  (1.31)   $    (1.10)     $   (2.05)
Pro forma Basic and Diluted net loss
    per share
  Pro forma net loss applicable to        $  (4,181)    $ (1,846)   $   (7,195)     $  (2,927)
   common stockholders
  Basic and diluted weighted average
   shares outstanding                        10,090        3,561         8,750          2,879
  Basic and diluted pro forma loss per    $    (.41)    $   (.52)   $     (.82)     $   (1.02)
   share



The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     Six Months Ended
                                                                             -------------------------------
                                                                             June 30, 1999     June 30, 1998
                                                                             -------------     -------------
                                                                             (unaudited)        (unaudited)
Cash flows from operating activities:
     Net loss                                                                 $  (7,195)         $ (2,927)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                              412                58
Changes in operating assets and liabilities, net of assets and liabilities acquired:
         Accounts receivable                                                      1,374                83
         Other current and long term assets                                         562               158
         Accounts payable                                                           301               295
         Income taxes payable                                                         -              (115)
         Accrued expenses and accrued compensation                                 (782)             (360)
         Deferred revenue                                                             -                 4
                                                                             -----------        ---------

         Net cash used in operating activities                                   (5,328)           (2,804)

Cash flows from investing activities:
         Purchase of equipment and furnishings                                     (826)             (240)
         Purchase of marketable securities                                      (12,487)                -
         Purchase of intangible assets                                               (2)               (1)
         Cash paid to acquire business, net of cash acquired                     (5,620)                -
                                                                             -----------        ---------

         Net cash used in investing activities                                  (18,935)             (241)

Cash flows from financing activities:
         Net proceeds from the issuance of common stock                          51,681             7,909
         Loan repayments                                                         (1,412)             (850)
         Loan proceeds                                                                -               850
         Purchase of treasury stock                                                   -               (53)
                                                                             -----------        ---------

         Net cash provided by financing activities                               50,269             7,856
                                                                             -----------        ---------

         Effect of exchange rates on cash                                           (36)              (22)

         Net increase in cash and cash equivalents                               25,970             4,789

Cash and cash equivalents, beginning of period                                   16,051               691

                                                                             ===========        =========
Cash and cash equivalents, end of period                                      $  42,021         $   5,480
                                                                             ===========        =========

Supplementary information:
     Accretion of preferred stock                                             $     369         $     232
     Issuance of common stock in connection with a purchase acquisition       $     250         $       -
     Cash paid for interest                                                   $      30         $      11
     Cash paid for taxes                                                      $      99         $      55



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

                                  RoweCom Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.        The Company

The consolidated financial statements include the accounts of RoweCom Inc. ("RoweCom") and its wholly owned subsidiary, Rowe Communications, Ltd., a
  -------
Canadian company ("RoweCom Canada"). All significant intercompany accounts and
                   --------------
transactions between RoweCom and its sole subsidiary, RoweCom Canada, included in the accompanying consolidated financial statements have been eliminated.

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

The results disclosed in the Consolidated Balance Sheet at June 30, 1999, the Consolidated Statement of Operations for the three and six months ended June 30, 1999, and the Consolidated Statement of Cash Flows for the six months ended
June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

3.        Initial Public Offering

RoweCom completed an initial public offering of its common stock on March 8, 1999 (the "IPO"). A total of 3,565,000 shares of common stock were sold by
           ---
RoweCom to the public at a price of $16.00 per share. The underwriting discount was $1.12 per share. The net proceeds after the underwriting discount and other IPO expenses were $51.7 million. Concurrent with the IPO, all of the shares of Class A Redeemable Convertible Preferred Stock, Class A-1 Redeemable Convertible Preferred Stock, Class B Redeemable Convertible Preferred Stock, Class C Redeemable Convertible Preferred Stock, and all outstanding stock purchase warrants (the "Convertible Stock") of RoweCom Canada and RoweCom, were converted
               -----------------
into 4,996,290 shares of RoweCom's common stock.

4.        Earnings Per Share

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

The following is a calculation of net loss per share
(dollars in thousands, except per share data)



                                                              Three Months Ended                         Six Months Ended
                                                         ----------------------------------     ------------------------------------
                                                          June 30, 1999     June 30, 1998         June 30, 1999      June, 30 1998
                                                         ---------------- -----------------     ----------------- ------------------

Historical
     Basic and diluted:
          Net loss to common stockholders                      $(4,181)          $(2,009)              $(7,564)           $(3,159)
          Weighted average number of common shares              10,090             1,532                 6,873              1,538
          Net loss per common share--basic and diluted            (.41)            (1.31)                (1.10)             (2.05)
Pro forma
     Basic and diluted:
          Net loss                                             $(4,181)          $(1,846)              $(7,195)           $(2,927)
          Weighted average number of common shares              10,090             1,532                 6,873              1,538
       Weighted average assumed number of shares upon the            -             2,029                 1,877              1,341
       conversion of preferred stock and the
          net exercise of all outstanding stock purchase
          warrants
          Total weighted average number of shares used          10,090             3,561                 8,750              2,879
          in computing pro forma net loss per share
          Basic and diluted pro forma net loss per              $ (.41)           $ (.52)               $ (.82)           $ (1.02)
          common share


Options to purchase shares of RoweCom's common stock totaling 750,367 and 392,125 at June 30, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

5.       Comprehensive Loss

                                             Three Months Ended               Six Months Ended
                                             ------------------               ----------------
                                      June 30, 1999    June 30, 1998   June 30, 1999    June 30, 1998
                                      -------------    -------------   -------------    -------------
Net loss                                    $ (4,181)       $ (1,846)       $ (7,195)         $ (2,927)
Other comprehensive loss:
    Foreign currency translation
    adjustment                                   (16)            (19)            (17)              (22)
                                       -------------    ------------   -------------    --------------
Comprehensive loss                          $ (4,197)       $ (1,865)       $ (7,212)         $ (2,949)
                                       =============    ============   =============    ==============


6.       Acquisition of Corporate Subscription Services, Inc.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., ("CSS"), a New Jersey Corporation, in a transaction accounted for using purchase method of accounting.

The total consideration of $5,976,493 consisted of $5,726,493 in cash (subject to certain post-closing adjustments as provided in the Agreement), and 16,260 shares of RoweCom's common stock, which were valued at $250,000. The total purchase price of $6,203,197 includes the consideration as well as acquisition costs of $226,704, which related to legal and accounting fees. The terms of the Agreement were determined in arms length negotiations between RoweCom and the shareholders of CSS. The cash portion of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):


        Cash                                                   $233
        Other assets                                            269
        Equipment and furnishings, net                           43
        Liabilities                                          (1,688)
        Goodwill                                              7,346
                                                  ------------------
                                                            $ 6,203
                                                  ==================


A final allocation of purchase price will be determined during 1999 and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisition. Goodwill is being amortized on a straight-line basis over 3 years. Pro forma financials statements will be included on Form 8-K/A.


Item 2.  Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations

Cautionary Note

This quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to,
(i) statements about the possibility of higher transaction volume or revenues from new or existing clients; (ii) the impact on financial condition of RoweCom Inc. ("RoweCom") of its strategic partnerships; and (iii) the amount and sufficiency of RoweCom's planned expenditures to address the year 2000 dating problem; (iv) statements about the sufficiency of the proceeds from RoweCom's IPO and cash balances to meet currently planned working capital and capital expenditure requirements; and (v) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of RoweCom as of the date of this Quarterly Report on Form 10-Q, and RoweCom cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated March 8, 1999 of RoweCom. These risks include, among others, the following:

 . Risks relating to RoweCom's limited operating history.
 . Risks pertaining to RoweCom's reliance on a single service.
 . Risks that uncertainty in RoweCom's ability to maintain existing strategic alliances and enter into new alliances may negatively impact RoweCom's operating results.
 . Risks of increased competition in the knowledge resource sales market.
 . Risks relating to reliance on a small number of clients and industries for substantially all of our revenues.
 . Risks that RoweCom will be unable to expand internationally.

Description of Business

RoweCom provides businesses and their employees with an e-commerce solution for purchasing and managing the acquisition of magazines, newspapers, journals, books and other knowledge resources through a corporate intranet or the Internet. RoweCom's principal product is the knowledgeStore (the "kStore/tm/").
                                                                  ----------

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

RoweCom's services initially focused on academic libraries and centralized purchasing groups, which tended to purchase or renew subscriptions in the fourth quarter of the year. Beginning in 1998, we have increasingly focused our sales and marketing efforts on corporate clients and on desktop purchases by individuals rather than centralized purchasing groups. We believe that an increase in the number of desktop purchasers at a client will increase the amount of revenue generated by such client. As a result of our efforts, purchases by corporate clients during the three and six months ended June 30, 1999 have increased more rapidly than purchases by academic clients during the three and six months ended June 30, 1998. Although there can be no assurance that this trend will continue, we believe that increased desktop purchases will result in a lower average selling price and a higher gross margin to RoweCom.

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1st. As desktop purchases by individual employees increase as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of CSS for $5,726,493 in cash (subject to certain post-closing adjustments as provided in the Agreement) and 16,260 shares of RoweCom"s common stock. Attributable to CSS was revenue of $853,000, cost of revenue of $818,000 and transaction volume of 5,736 during the three and six months ended June 30, 1999. CSS added 138 corporations to RoweCom's client base.

Results of Operations

Comparison of the Three Months Ended June 30, 1999 (the "1999 Three Month "Period") with the Three Months Ended June 30, 1998 (the "1998 Three Month Period").

Revenues. Revenues consist almost entirely of sales of knowledge resources. Revenues for the 1999 Three Month Period were $2.0 million as compared to $865,000 for the 1998 Three Month Period, an increase of $1.1 million or 129%. This increase resulted primarily from increased sales on a per client basis and growth in our client base, particularly in the corporate sector where corporate revenue represented 94% of overall revenue for the 1999 Three Month Period versus 87% for the 1998 Three Month Period. Transaction volumes for the 1999 Three Month Period also increased significantly by 261% from the 1998 Three Month Period from 4,272 to 15,406 transactions, primarily due to volume increases in corporate desktop purchases.

The average selling price per transaction for the 1999 Three Month Period was $127 as compared to $195 during the 1998 Three Month Period. The decrease in the average selling price was a result of the increased corporate desktop orders. Due to the product mix of purchases made from the desktop, the average selling price per transaction is typically lower for desktop orders than that of centralized procurement or library orders. This decrease in average selling price has a positive effect on overall gross margins as discussed below under cost of revenues.

Cost of Revenues. Cost of revenues consists almost entirely of the cost of acquiring the knowledge resources sold to clients. Cost of revenues in the 1999 Three Month Period was $1.9 million as compared to $819,000 during the 1998 Three Month Period, an increase of $1.0 million or 128%. As a percentage of revenues, cost of revenues decreased to 94% during the 1999 Three Month Period as compared to 95% in the 1998 Three Month Period. This improvement was primarily due to an increase in the number of transactions executed through the corporate desktop. Installation revenue was $19,000 during the 1999 Three Month Period and $30,000 during the 1998 Three Month Period. Cost of revenue as a percentage of revenues (exclusive of installation revenues) was 95% for the 1999 Three Month Period as compared to 98% for the 1998 Three Month Period, an improvement of 3%.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions paid to RoweCom's direct sales force, account managers and client service representatives, travel expenses, and expenses relating to marketing materials and fulfillment activities. Sales and marketing expenses increased to $2.6 million during the 1999 Three Month Period from $1.3 million in the 1998 Three Month Period, an increase of $1.3 million or 101%. This growth is primarily due to an increase of personnel and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $1.6 million in the 1999 Three Month Period from $729,000 in the 1998 Three Month Period.

Research and development. Research and development expenses consist principally of compensation and related expenses, including consulting fees, and other expenses relating to the development and maintenance of our service and production systems. Research and development expenses increased to $1.0 million in the 1999 Three Month Period from $261,000 in the 1998 Three Month Period, an increase of $766,000 or 293%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Consulting fees in connection with these improvements increased 1911% to $191,000 during the 1999 Three Month Period from $9,500 in the 1998 Three Month Period.

General and administrative. General and administrative expenses consist primarily of salaries and related costs for RoweCom's executive, administrative, finance and human resources departments as well as professional service fees. General and administrative expenses increased to $1.2 million in the 1999 Three Month Period compared to $310,000 in the 1998 Three Month Period, an increase of $862,000 or 278%. This increase can be primarily attributed to growth in average headcount in the executive, administrative, finance and human resources departments. RoweCom also incurred certain additional costs in its operation as a newly public company, including insurance, investor relations and accounting fees that resulted in an overall increase in expenses of $150,000.

Goodwill amortization. Goodwill amortization was $204,000 in the 1999 Three Month Period. As a result of the acquisition of CSS, approximately $7.3 million in goodwill was recorded, which is being amortized over a thirty-six month period.


Comparison of the Six Months Ended June 30, 1999 (the "1999 Six Month Period") with the Six Months Ended June 30, 1998 (the "1998 Six Month Period").

Revenues. Revenues for the 1999 Six Month Period were $3.7 million as compared to $2.2 million for the 1998 Six Month Period, an increase of $1.5 million or 69%. This increase resulted primarily from increased sales per client and growth in our client base, particularly in the corporate sector where corporate revenue represented 93% of overall revenue for the 1999 Six Month Period versus 74% for the 1998 Six Month Period. Transaction volumes for the 1999 Six Month Period also increased significantly by 241% from the 1998 Six Month Period from 8,778 to 29,920 transactions, primarily due to volume increases in corporate desktop purchases. The average selling price per transaction for the 1999 Six Month Period was $119 as compared to $244 during the 1998 Six Month Period.

Cost of Revenues. Cost of revenues in the 1999 Six Month Period was $3.4 million as compared to $2.1 million during the 1998 Six Month Period, an increase of $1.3 million or 61%. As a percentage of revenues, cost of revenues decreased to 92% during the 1999 Six Month Period as compared to 97% in the 1998 Six Month Period. Installation revenue was $133,000 during the 1999 Six Month Period and $30,000 during the 1998 Six Month Period. Cost of revenue as a percentage of revenues (exclusive of installation revenues) was 96% for the 1999 Six Month Period as compared to 98% for the 1998 Six Month Period, an improvement of 2%.

Sales and marketing. Sales and marketing expenses increased to $4.5 million during the 1999 Six Month Period from $1.9 million in the 1998 Six Month Period, an increase of $2.6 million or 137%. This growth is primarily due to an increase of personnel and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $2.7 million in the 1999 Six Month Period from $1.1 million in the 1998 Six Month Period.

In addition, during the 1999 Six Month Period, RoweCom incurred a one-time licensing fee of $160,000 for linking the kStore to certain high traffic news and information Web pages.

Research and development. Research and development expenses increased to $1.8 million in the 1999 Six Month Period from $470,000 in the 1998 Six Month Period, an increase of $1.4 million or 292%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Consulting fees in connection with these improvements increased 1,452% to $388,000 during the 1999 Six Month Period from $25,000 in the 1998 Six Month Period. In addition, RoweCom incurred $76,000 in license fees for the use of certain Microsoft Software products by RoweCom employees.

General and administrative. General and administrative expenses increased to $1.9 million in the 1999 Six Month Period compared to $598,000 in the 1998 Six Month Period, an increase of $1.3 million or 217%. This increase can be primarily attributed to growth in average headcount in the executive, administrative, finance and human resources departments. RoweCom also incurred certain additional costs in its operation as a newly public company, including insurance, investor relations and accounting fees that resulted in an overall increase in expenses of $229,000.

Goodwill amortization. Goodwill amortization was $204,000 in the 1999 Six Month Period. As a result of the acquisition of CSS, approximately $7.3 million in goodwill was recorded and is being amortized over a thirty-six months period.


Liquidity and Capital Resources

Net cash used in operating activities was $5.3 million for the 1999 Six Month Period as compared to $2.8 million in the 1998 Six Month Period. Cash used primarily in the 1999 Six Month Period resulted primarily from a net loss of $7.2 million. This was partially offset by a $1.4 million decrease in accounts receivable, a $562,000 decrease in other current assets, $301,000 increase in accounts payable, and $412,000 in depreciation and amortization expense. Cash used in operating activities in the 1998 Six Month Period was primarily attributable to a net loss of $2.9 million and a decrease in accrued expenses and accrued compensation of $360,000. This was partially offset by a $295,000 increase in accounts payable and a $158,000 decrease in other current assets.

Net cash used in investing activities in the 1999 Six Month Period was $18.9 million, as compared to $241,000 in the 1998 Six Month Period. Cash used to purchase marketable securities totaled $12.5 million in the 1999 Six Month Period. RoweCom used a portion of the cash proceeds from the initial public offering to invest in high grade marketable securities with an investment rating of A or higher, with maturities of twenty-four months or less. In addition, cash used for the acquisition of CSS, net of cash acquired, was $5.6 million in the 1999 Six Month Period. Substantially all cash used in investing activities during the 1998 Six Month Period for was the purchase of equipment and furnishings.

Net cash provided by financing activities was $50.3 million in the 1999 Six Month Period, as compared to $7.9 million in the 1998 Six Month Period. Proceeds from the IPO, net of underwriting discounts and offering costs, were $51.7 million, of which $1.4 million was used to pay down existing credit facilities. During the 1998 Six Month Period, $850,000 in cash provided by financing activities was the result of loan proceeds. Prior to the IPO, RoweCom financed its operations primarily through sales of its equity securities in private placements. At June 30, 1999, RoweCom had cash and cash equivalents of $42.0 million, working capital of $48.2 million, debt of $246,000 and stockholders equity of $60.9 million.

RoweCom currently believes that cash balances will be sufficient to meet anticipated cash requirements through at least 2000. However, there can be no assurance that additional capital beyond the amounts currently forecasted by RoweCom will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

Impact of Possible Share Transfer

Under an agreement among certain of RoweCom's shareholders, in the event that the market value of Working Ventures"Canadian Fund, Inc.'s, a stockholder of RoweCom ("Working Ventures") initial investment in shares of Class A Preferred Stock of RoweCom Canada increases by 45% or more (on an annually compounded basis) and Working Ventures is not legally restricted from selling such Class A Preferred Shares, or any common shares into which such preferred shares have been converted, Working Ventures must transfer an aggregate of 310,371 shares of common stock to certain other shareholders or option holders of RoweCom, substantially all of whom are directors, or former directors, officers and employees of RoweCom. RoweCom will be required to record a compensation charge for the period in which these potential transfers occur with respect to the shares of common stock which are transferred to the RoweCom option and warrant holders who are eligible to receive such shares as described above. The amount of this compensation charge will be equal to the aggregate fair market value of the common stock transferred on the date such stock is transferred to such option and warrant holders. Approximately 46,000 shares of RoweCom's common stock may be transferred to certain option and warrant holders. RoweCom is currently unable to determine whether or when such a charge will be incurred, or if incurred, the amount of such charge.


Impact of Year 2000 Issue on Operations and Financial Condition of RoweCom

As many computer systems and other equipment with imbedded control chips or microprocessors use only two digits to represent the year, they may be unable to process accurately certain data before, during, or after the year 2000. The Year 2000 issue relates to the way that these business systems could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. To the extent that a business system does not fail or make miscalculations as a result of the Year 2000 date change, such a system is described as being "Year 2000 Ready". While RoweCom believes that it has been taking adequate steps to make sure that its business systems are Year 2000 Ready, and does not believe that it will incur material costs to prepare for the Year 2000 date change, achieving complete Year 2000 Readiness is subject to various risks and uncertainties, and there can be no assurance that the Year 2000 date change will not lead to failures of such systems that may have a material adverse effect on RoweCom's future results of operations and financial condition.

RoweCom has been aware of the possible impact of Year 2000 issue on its operations since inception and has focused on making its business systems Year 2000 Ready since that time. Most of the effort has been focused upon business systems owned or operated by RoweCom or third parties, the failure of which would directly and adversely affect RoweCom's ability to provide its services or would otherwise affect revenues or reliability for such a period of time as to lead to unrecoverable consequences. RoweCom has adopted a Year 2000 Readiness program for these critical systems that is designed to:

 .    assess the readiness of our critical systems to deal with the Year 2000 date change;
 .    remediate any potential failures through modification or replacement of critical systems that may not be Year 2000 Ready;
 .    test the existing and improved critical systems for Year 2000 Readiness prior to actual Year 2000 date change; and
 .    develop contingency plans to deal with possible failures by our critical systems to be Year 2000 Ready.

At present, approximately 2 employees of RoweCom are working either on a full-time or part-time basis on Year 2000 Readiness issues and related issues, such as back-office processing and integration of RoweCom's catalog with its strategic partners.

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

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On March 8, 1999, in connection with the RoweCom's initial public offering, a Registration Statement on Form S-1 Reg. No. 333-68761 was declared effective by the Securities and Exchange Commission, pursuant to which 3,565,000 shares of the RoweCom's Common Stock were offered and sold at a price of $16.00 per share, generating gross offering proceeds of $57.0 million. The managing underwriters were J.P Morgan & Co., CIBC Oppenheimer, and Volpe Brown Whelan & Company. After deducting approximately $4.0 million in underwriting discounts and $1.4 million in other related expenses, the net proceeds to RoweCom were approximately $51.7 million. The proceeds have been invested in short-term, interest bearing accounts and high grade marketable securities with an investment rating of A or higher, with maturities of twenty-four months.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., ("CSS"), a New Jersey Corporation in a transaction accounted for using the purchase method of accounting.

The total consideration of $5,976,493 consisted of $5,726,493 in cash (subject to certain post-closing adjustments as provided in the agreement), and 16,260 shares of RoweCom's common stock, which were valued at $250,000. The total purchase price of $6,203,197 included the consideration as well as assumed liabilities of $2,467,624 and acquisition costs of $226,704, which related to legal and accounting fees. The terms of the agreement were determined in arms length negotiations between RoweCom and the shareholders of CSS. The cash portion of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

RoweCom intends to use the balance of the net proceeds of the offering for working capital and general corporate purposes, including making capital expenditures in the ordinary course of business. RoweCom may also apply a portion of the net proceeds of the offering to acquire additional businesses, products and technologies that are complementary to RoweCom's business. From time to time, in the ordinary course of business, RoweCom expects to evaluate potential acquisitions of such businesses, products or technologies. The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Registration Statement.

An aggregate of 96,400 options were granted to purchase common stock under the Company's, Amended and Restated 1998 Stock Incentive Plan and the 1999 Non-Employee Director Stock Option Plan during the 1999 Three Month Period. These grants of options were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 thereunder. A total of 157 stock options were exercised during the 1999 Three Month Period.

Item 5.  Other Information

RoweCom recently announced alliances with Internet procurement solution providers Concur Technologies, Sun-Netscape, Clarus, Commerce One, and Rightworks. RoweCom's kStore will be integrated into the partner's existing Internet procurement applications, giving corporate clients access to RoweCom knowledge resources, such as magazines, newspapers, journals and books.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             3.1  -- Certificate of Incorporation RoweCom*.
             3.2  -- By-laws of RoweCom*.
             10.1 -- Supplier Agreement between RoweCom and Commerce One dated
                     April 20, 1999**.

             10.2 -- Stock Purchase Agreement dated June 14, 1999.+
             11   -- Computation of Loss Per Share***.

         (b) Reports on Form 8-K

             On June 22, 1999, the Company filed a report on Form 8-K in connection with its acquisition of Corporate Subscription Services, Inc.

             On August 13, 1999, the Company filed a report on Form 8-K/A in connection with the audited financial statements of Corporate Subscription Services, Inc., a business that the Company acquired in June 1999.


_________________
             * Incorporated by reference to the same numbered exhibit to the Company's registration statement on Form S-1.
                 (Reg. No. 333-68761).
             **  Confidential treatment requested.
             *** Statement  regarding  computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.
             +   Incorporated by reference to Exhibit 2 to the Company's
                 Report on Form 8-K filed June 22, 1999.






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROWECOM INC.

August 13, 1999                By: /s/ Louis Hernandez, Jr.,
                                  -----------------------------------------
                                  Louis Hernandez, Jr.,
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Authorized Officer and Principal
                                  Financial and Accounting Officer)