Form 10-Q
period 1999-09-30
ROWECOM INC
filed 1999-11-15
CIK 1074676

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-     OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-21379


                                 ROWECOM INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                          04-3370008
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 15 SOUTHWEST PARK, WESTWOOD, MA 02090 (Address of principal executive office)

                                (617) 497-5800
             (Registrant's telephone number, including area code)

                    725 CONCORD AVENUE, CAMBRIDGE, MA 02138
                    (Former name, former address and former
                  fiscal year, if changed since last report)


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

          RoweCom Inc.
          ------------

          Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998............................   3

          Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (unaudited) and
           September 30, 1998 (unaudited)...............................   4

          Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 (unaudited) and September 30, 1998
           (unaudited)..................................................   5

          Notes to Consolidated Financial Statements (unaudited)........   6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   10


PART II. OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.....................   16

  Item 5. Other Information.............................................   16

  Item 6. Exhibits and Reports on Form 8-K..............................   17

          Signatures....................................................   18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                 RoweCom Inc.
                          Consolidated Balance Sheets
                                (in thousands)

                                                                                AT SEPTEMBER 30,    AT DECEMBER 31,
                                                                                           1999               1998
                                                                                   -------             -------
                                                                                  (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                        $  47,150         $   16,051
  Accounts receivable (net of allowance for doubtful accounts of $127,000 and
   $60,000)                                                                            3,809              1,982
  Restricted cash                                                                      1,665                923
  Other current assets                                                                   546                604
                                                                                   ---------         ----------
     Total current assets                                                             53,170             19,560

Goodwill, net                                                                          7,996                  -
Equipment and furnishings, net                                                         1,507                632
Deferred tax asset                                                                       138                 76
Other assets, net                                                                        104                 16
                                                                                   ---------         ----------
     Total assets                                                                  $  62,915         $   20,284
                                                                                   =========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable                                                                       953                366
  Accrued expenses                                                                     3,430                629
  Accrued compensation                                                                 1,882                538
  Customer advances                                                                    1,665                923
  Loans payable                                                                          214              1,657
                                                                                   ---------         ----------
     Total current liabilities                                                         8,144              4,113

Deferred revenue                                                                         122                  -

Class A Redeemable, Convertible Preferred stock, $.01 par value, 5,000,000
 shares authorized, 0 and 1,772,857 shares issued and outstanding, respectively            -              4,636
Class B Redeemable, Convertible Preferred stock, $.01 par value, 8,000,000
 shares authorized, 0 and 6,326,610 shares issued and outstanding, respectively            -              8,198
Class C Redeemable, Convertible Preferred stock, $.01 par value, 5,000,000
 shares authorized, 0 and 4,586,599 shares issued and outstanding, respectively            -             15,588
Stockholders' equity (deficit):
  Common stock, $.01 par value per share, 34,000,000 shares authorized,
   10,142,128 and 1,526,180 shares issued and outstanding, respectively                  101                 15
  Additional paid-in capital                                                          82,380              1,710
  Treasury stock, at cost                                                                (53)               (53)
  Accumulated deficit                                                                (27,724)           (13,901)
  Accumulated other comprehensive loss                                                   (55)               (22)
                                                                                   ---------         ----------
     Total stockholders' equity (deficit)                                             54,649            (12,251)
                                                                                   ---------         ----------
     Total liabilities and stockholders' equity (deficit)                          $  62,915         $   20,284
                                                                                   =========         ==========



The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                 RoweCom Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                     1999               1998               1999            1998
                                           ---------------    ---------------    ---------------   ---------------
                                              (unaudited)        (unaudited)        (unaudited)      (unaudited)
Revenues                                   $         9,479    $         1,413    $        13,159   $         3,585
Cost of revenues                                     8,930              1,391             12,325             3,494
                                           ---------------    ---------------    ---------------   ---------------
     Gross profit                                      549                 22                834                91

Operating expenses:
  Sales and marketing                                3,525              1,425              8,072             3,343
  Research and development                             882                279              2,725               749
  General and administrative                         1,643                382              3,541               980
  Stock based compensation                             656                  -                656                 -
  Goodwill amortization                                699                  -                903                 -
                                           ---------------    ---------------    ---------------   ---------------
     Total operating expenses                        7,405              2,086             15,897             5,072
                                           ---------------    ---------------    ---------------   ---------------

      Loss from operations                          (6,856)            (2,064)           (15,063)           (4,981)

Interest and other income, net                         605                 58              1,673               104
                                           ---------------    ---------------    ---------------   ---------------

      Loss before income taxes                      (6,251)            (2,006)           (13,390)           (4,877)

Provision for income taxes                               7                 31                 63                87
                                           ---------------    ---------------    ---------------   ---------------

      Net loss                             $        (6,258)   $        (2,037)   $       (13,453)  $        (4,964)
                                           ===============    ===============    ===============   ===============

Basic and Diluted net loss per share
  Net loss applicable to common
    stockholders                           $        (6,258)   $        (2,248)   $       (13,822)  $        (5,408)
  Basic and diluted weighted average
   shares outstanding                               10,116              1,526              7,964             1,534
  Basic and diluted loss per share         $          (.62)   $         (1.47)   $         (1.74)  $         (3.53)
Pro forma Basic and Diluted net loss
    per share
  Pro forma net loss applicable to common
   stockholders                            $        (6,258)   $        (2,037)   $       (13,453)  $        (4,964)
  Basic and diluted weighted average
   shares outstanding                               10,116              4,379              9,209             3,377
  Basic and diluted pro forma loss per
   share                                   $          (.62)   $          (.47)   $         (1.46)  $         (1.47)


The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                       NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                                          1999               1998
                                                                            ------------------  -----------------
                                                                               (unaudited)         (unaudited)
Cash flows from operating activities:
  Net loss                                                                    $      (13,453)    $      (4,964)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     1,329               139
     Loss on sale of marketable securities                                               (76)                -
     Stock based compensation                                                            656                 -
Changes in operating assets and liabilities, net of assets and liabilities acquired:
     Accounts receivable                                                              (1,563)               74
     Other current and long term assets                                                  160               129
     Accounts payable                                                                    489               368
     Income taxes payable                                                                  -              (106)
     Accrued expenses and accrued compensation                                         1,498              (200)
     Deferred revenue                                                                    (36)                4
                                                                              --------------     -------------

     Net cash used in operating activities                                           (10,996)           (4,556)

Cash flows from investing activities:
     Purchase of equipment and furnishings                                            (1,095)             (484)
     Purchase of intangible assets                                                        (2)                -
     Cash paid to acquire business, net of cash acquired                              (7,288)                -
                                                                              --------------     -------------

     Net cash used in investing activities                                            (8,385)             (484)

Cash flows from financing activities:
     Net proceeds from the issuance of capital stock                                  51,964             7,832
     Loan repayments                                                                  (1,444)             (850)
     Loan proceeds                                                                         -             1,063
     Purchase of treasury stock                                                            -               (53)
                                                                              --------------     -------------

     Net cash provided by financing activities                                        50,520             7,992
                                                                              --------------     -------------

     Effect of exchange rates on cash                                                    (40)              (65)

     Net increase in cash and cash equivalents                                        31,099             2,887

Cash and cash equivalents, beginning of period                                        16,051               691
                                                                              --------------     -------------

Cash and cash equivalents, end of period                                      $       47,150     $       3,578
                                                                              ==============     =============
SUPPLEMENTARY INFORMATION:
     Accretion of preferred stock                                             $          369     $         443
     Issuance of common stock in connection with a purchase acquisition       $          250     $           -
     Cash paid for interest                                                   $           45     $          14
     Cash paid for taxes                                                      $          111     $          85

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

During the three months ended March 31, 1999, RoweCom converted all of the shares of Class A Redeemable Convertible Preferred Stock, Class B Redeemable Convertible Preferred Stock, Class C Redeemable Convertible Preferred Stock, and the stock purchase warrants of Rowe Communications, Ltd. and RoweCom, into 4,996,290 shares of the RoweCom's common stock.

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  THE COMPANY

The consolidated financial statements include the accounts of RoweCom Inc. ("RoweCom") and its wholly owned subsidiaries. All significant intercompany
  -------
accounts and transactions between RoweCom and its subsidiaries, included in the accompanying consolidated financial statements have been eliminated.

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

The results disclosed in the Consolidated Balance Sheet at September 30, 1999, the Consolidated Statement of Operations for the three and nine months ended September 30, 1999, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3.  INITIAL PUBLIC OFFERING

RoweCom completed an initial public offering of its common stock on March 8, 1999 (the "IPO"). A total of 3,565,000 shares of common stock were sold by
           ---
RoweCom to the public at a price of $16.00 per share. The underwriting discount was $1.12 per share. The net proceeds after the underwriting discount and other IPO expenses were $51.6 million. Concurrent with the IPO, all of the shares of Class A Redeemable Convertible Preferred Stock, Class A-1 Redeemable Convertible Preferred Stock, Class B Redeemable Convertible Preferred Stock, Class C Redeemable Convertible Preferred Stock, and all outstanding stock purchase warrants (the "Convertible Stock") of RoweCom and its subsidiary Rowe
               -----------------
Communications, Ltd. ("RCL"), were converted into 4,996,290 shares of RoweCom's common stock.

4.  EARNINGS PER SHARE

The net loss applicable to common stockholders includes the accretion of dividends on the redeemable convertible preferred stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock from the date of conversion through the end of the period.

Pro forma net loss per share reflects the conversion of the Convertible Stock as of the beginning of the earliest period presented or date of issuance, whichever is later.

Therefore, the pro forma net loss per share does not include the accretion of dividends on the redeemable convertible preferred stock. The pro forma weighted average shares outstanding includes the common stock resulting from the conversion of the Convertible Stock as of the beginning of the earliest period presented or the date of issuance, whichever is later.

The following is a calculation of net loss per share
(dollars in thousands, except per share data)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       -----------------------------------   --------------------------------
                                                           SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1999              1998               1999            1998
                                                       -----------------------------------   --------------------------------
Historical
  Basic and diluted:
     Net loss to common stockholders                       $  (6,258)      $  (2,248)          $  (13,822)        $  (5,408)
     Weighted average number of common shares                 10,116           1,526                7,964             1,534
     Net loss per common share--basic and diluted               (.62)          (1.47)               (1.74)            (3.53)
Pro forma
  Basic and diluted:
     Net loss                                              $  (6,258)      $  (2,037)          $  (13,453)        $  (4,964)
     Weighted average number of common shares                 10,116           1,526                7,964             1,534
     Weighted average assumed number of shares upon the            -           2,853                1,245             1,843
     conversion of preferred stock and the
     net exercise of all outstanding stock purchase
     warrants
     Total weighted average number of shares used             10,116           4,379                9,209             3,377
     in computing pro forma net loss per share
     Basic and diluted pro forma net loss per              $    (.62)      $    (.47)          $    (1.46)        $   (1.47)
     common share

Options to purchase shares of RoweCom's common stock totaling 1,030,807 and 458,843 at September 30, 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

5.    COMPREHENSIVE LOSS

                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                 -----------------------------------    ---------------------------------------
                                 SEPTEMBER 30,         SEPTEMBER 30,     SEPTEMBER 30,            SEPTEMBER 30,
                                          1999                  1998              1999                     1998
                                 -------------         -------------    --------------            -------------
Net loss                         $  (6,258)             $  (2,037)        $  (13,453)               $  (4,964)
Other comprehensive loss:
    Foreign currency                   (14)                   (29)               (33)                     (51)
     translation adjustment
                                 ---------              ---------         ----------                ---------
Comprehensive loss               $  (6,272)             $  (2,066)        $  (13,486)               $  (5,015)
                                 =========              =========         ==========                =========

6.  ACQUISITIONS

CORPORATE SUBSCRIPTION SERVICES, INC. ("CSS")

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., ("CSS"), a New Jersey Corporation, in a transaction accounted for using the purchase method of accounting.

The total consideration of $5,976,493 consisted of $5,726,493 in cash (subject to certain post-closing adjustments as provided in the Agreement), and 16,260 shares of RoweCom's common stock, which were valued at $250,000. The total purchase price of $6,203,197 included the consideration as well as acquisition costs of $226,704, which related to legal and accounting fees. The terms of the Agreement were determined in arm's length negotiations between RoweCom and the shareholders of CSS. The cash portion of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):


        Cash                                        $   233
        Other assets                                    269
        Equipment and furnishings, net                   43
        Liabilities                                  (1,688)
        Goodwill                                      7,346
                                                    -------
                                                    $ 6,203
                                                    =======


A final allocation of purchase price will be determined during 1999 and changes, if any will result in a change to the amount of goodwill recorded in connection with the acquisition. Goodwill is being amortized on a straight-line basis over 3 years. Pro forma financial information has been included on Form 8-K/A, filed August 19, 1999.


INTERNATIONAL SUBSCRIPTION AGENCIES PTY LTD. ("ISA")

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies Pty Ltd., ("ISA"), an Australian Corporation, in a transaction accounted for using the purchase method of accounting.

The total consideration of $1,686,872 consisted of $1,486,596 in cash (subject to certain post-closing adjustments as provided in the Agreement) and $200,276 in other assets. The total purchase price of $1,723,367 included the consideration as well as acquisition costs of $36,495 which related to legal and accounting fees. The terms of the Agreement were determined in arm's length negotiations between RoweCom and the shareholders of ISA. The cash of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):


        Cash                              $   383
        Other assets                          912
        Equipment and furnishings, net         72
        Liabilities                        (1,197)
        Goodwill                            1,553
                                          -------
                                          $ 1,723
                                          =======

A final allocation of purchase price will be determined during 1999 and changes, if any, will result in a change to the amount of goodwill recorded in connection with the acquisition. Goodwill is being amortized on a straight-line basis over 3 years.

The following Unaudited Pro Forma Information for the nine months ended September 30, 1998 gives effect to the acquisition of ISA as if it ocurred on January 1, 1998 and is based on the historical results of operations of RoweCom and ISA for the nine months ended September 30, 1998. The Unaudited Pro Forma Information for the nine months ended September 30, 1999 gives effect to the acquisition of ISA as if it ocurred on January 1, 1999 and is based on the historical results of operations of RoweCom and ISA for the nine months ended September 30, 1999.

The Unaudited Pro Forma Information is intended for informational purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated company after the acquisition of ISA that would have actually occurred had the acquisition of ISA being effective for the periods presented.


                                 RoweCom Inc.
                        Unaudited Pro Forma Information
                 for the nine months ended September 30, 1998
                     (in thousands, except per share data)

                                                                        PRO FORMA     PRO FORMA
                                          ROWECOM INC.        ISA     ADJUSTMENTS         TOTAL
                                          ------------     ------     -----------     ---------
Revenues                                     $  3,585      $2,585        $     -       $  6,170

Net Loss                                     $ (4,964)     $    1        $  (387)(a)   $ (5,350)
                                          ===========      ======        =======       ========

Basic and diluted Net Loss per share

   Basic and diluted weighted
   average shares outstanding                   3,377           -              -          3,377

   Basic and diluted loss per share          $  (1.47)          -              -       $  (1.58)


                 for the nine months ended September 30, 1999
                     (in thousands, except per share data)

                                                                        PRO FORMA      PRO FORMA
                                          ROWECOM INC.        ISA     ADJUSTMENTS          TOTAL
                                          ------------     ------     -----------     ----------
Revenues                                     $ 13,159      $3,871        $     -       $  17,030

Net Loss                                     $(13,453)     $  (40)       $  (387)(a)   $ (13,880)
                                          ===========      ======        =======       =========

Basic and diluted Net Loss per share

   Basic and diluted weighted
   average shares outstanding                   9,209           -              -          9,209

   Basic and diluted loss per share          $  (1.46)          -              -       $  (1.51)

------------------
(a) Adjustment to reflect the amortization of goodwill of approximately $1.6 million resulting from the acquisition of ISA, over a three year period, the expected period of benefit.

7.   SUBSEQUENT EVENTS

Acquisition of Dawson Information Services Group

On October 5, 1999, RoweCom acquired all the issued and outstanding capital stock of Dawson Information Services Group ("ISG"), an international corporation, in a transaction accounted for using the purchase method of accounting.

The aggregate consideration paid by RoweCom to ISG consisted of approximately $56 million in cash and shares of RoweCom's Common Stock (each subject to certain post-closing adjustments as provided in the Agreement). The terms of the Agreement were determined in arms length negotiations between RoweCom and the shareholders of ISG. The cash portion of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

Issuance of Convertible Debt

In October 1999, the Company received proceeds of approximately $20,000,000 in connection with the issuance of convertible notes ("the Notes") in a private placement. The $20,000,000 face amount of the Notes is due January 2001. The Notes bear interest at the rate of 11% per annum and are convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to 93% of the weighted average price of the Company's common stock on the day of conversion. The Company has the option to convert the notes into shares of common stock or to redeem the Notes at 100% of par value during the first six months after issuance and at 107% of par thereafter. The Notes contain a beneficial conversion feature related to the ability to convert at less than fair market value and therefore, a portion of the proceeds from the issuance of the convertible debt equal to the intrinsic value of the beneficial conversion feature of approximately $1.5 million, has been allocated to additional paid-in capital.

In conjunction with the issuance of the Notes, the Company also issued warrants for the purchase of up to a total of 224,000 shares of the Company's common stock at an exercise price equal to 110% of the price of the Company's common stock ten days prior to the issuance of the Notes. The warrants vest immediately and expire four years from issuance. The Company allocated approximately $2.1 million to additional paid-in capital for the fair value of the warrants on the issuance date.

The Notes are carried net of discount related to the conversion feature and warrants of approximately $3.6 million. Amortization of the discount, which is recorded as interest expense, is expected to be approximately $1.9 million during the fourth quarter of 1999 and approximately $420,000 per quarter thereafter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note

This quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to,
(i) statements about the possibility of higher transaction volume or revenues from new or existing clients; (ii) the impact on financial condition of RoweCom of its strategic partnerships; and (iii) the amount and sufficiency of RoweCom's planned expenditures to address the year 2000 dating problem; (iv) statements about the sufficiency of the proceeds from RoweCom's IPO and cash balances to meet currently planned working capital and capital expenditure requirements; and
(v) certain other statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of RoweCom as of the date of this Quarterly Report on Form 10-Q, and RoweCom cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated March 8, 1999 of RoweCom. These risks include, among others, the following:

 .  Risks relating to RoweCom's limited operating history.
 .  Risks pertaining to RoweCom's reliance on a single service.
 . Risks that uncertainty in RoweCom's ability to maintain existing strategic alliances and enter into new alliances may negatively impact RoweCom's operating results.
 .  Risks of increased competition in the knowledge resource sales market.
 .  Risks relating to reliance on a small number of clients and industries for substantially all of our revenues.
 .  Risks that RoweCom will be unable to expand internationally.
 .  Risks relating to RoweCom's ability to manage the recent acquisitions.


DESCRIPTION OF BUSINESS

RoweCom provides businesses and their employees with an e-commerce solution for purchasing and managing the acquisition of magazines, newspapers, journals, books and other knowledge resources through a corporate intranet or the
Internet.   RoweCom's principal product is the knowledgeStore (the
"kStore(TM)").
 ----------

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

RoweCom's services initially focused on academic libraries and centralized purchasing groups, which tended to purchase or renew subscriptions in the fourth quarter of the year. Beginning in 1998, we have increasingly focused our sales and marketing efforts on corporate clients and on desktop purchases by individuals rather than centralized purchasing groups. We believe that an increase in the number of desktop purchasers at a client will increase the amount of revenue generated by such clients. As a result of our efforts, purchases by corporate clients during the three and nine months ended September 30, 1999 have increased more rapidly than purchases by academic clients during the three and nine months ended September 30, 1998. Although there can be no assurance that this trend will continue, we believe that increased desktop purchases will result in a lower average selling price and a higher gross margin to RoweCom.

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1St. As desktop purchases by individual employees have increased as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of CSS for $5,726,000 in cash (subject to certain post-closing adjustments as provided in the Agreement) and 16,260 shares of RoweCom's common stock. Attributable to CSS during the three and nine months ended September 30, 1999 were revenue of $3,662,000 and 4,515,000, cost of revenue of $3,397,000 and 4,216,000 and transaction volume of 19,000 and 25,000, respectively. CSS added over 159 corporate accounts to RoweCom's client base.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of ISA for $1,486,596 in cash. Attributable to ISA was revenue of $1,467,000, cost of revenue of $1,269,000 and transaction volume of 13,000 during the three and nine months ended September 30, 1999. ISA added over 1,000 international accounts to RoweCom's client base.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 (the "1999 Three Month Period") with the Three Months Ended September 30, 1998 (the "1998 Three Month Period").

Revenues. Revenues consist almost entirely of sales of knowledge resources. Revenues for the 1999 Three Month Period were $9.5 million as compared to $1.4 million for the 1998 Three Month Period, an increase of $8.1 million or 571%. This increase resulted primarily from increased sales on a per client basis and growth in our client base, particularly in the corporate sector where corporate revenue represented 75% of overall revenue for the 1999 Three Month Period versus 37% for the 1998 Three Month Period. Transaction volumes for the 1999 Three Month Period also increased significantly by 917% from the 1998 Three Month Period from 4,000 to 41,000 transactions, primarily due to volume increases in corporate and corporate desktop purchases.

The average selling price per transaction for the 1999 Three Month Period was $228 as compared to $346 during the 1998 Three Month Period. The decrease in the average selling price was a result of the increased corporate and corporate desktop orders. Due to the product mix of purchases made from the desktop, the average selling price per transaction is typically lower for desktop orders than that of centralized procurement or library orders. This decrease in average selling price has a positive effect on overall gross margins as discussed below under cost of revenues.

Cost of Revenues. Cost of revenues consists almost entirely of the cost of acquiring the knowledge resources sold to clients. Cost of revenues in the 1999 Three Month Period was $8.9 million as compared to $1.4 million during the 1998 Three Month Period, an increase of $7.5 million or 542%. As a percentage of revenues, cost of revenues decreased to 94% during the 1999 Three Month Period as compared to 98% in the 1998 Three Month Period. This improvement was primarily due to an increase in the number of transactions executed through corporate and corporate desktop. Installation revenue was $24,000 during the 1999 Three Month Period and $6,500 during the 1998 Three Month Period.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions paid to RoweCom's direct sales force, account managers and client service representatives, travel expenses, and expenses relating to marketing materials and fulfillment activities. Sales and marketing expenses increased to $3.5 million during the 1999 Three Month Period from $1.4 million in the 1998 Three Month Period, an increase of $2.1 million or 147%.

This growth is primarily due to an increase of personnel and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $2.2 million in the 1999 Three Month Period from $899,000 in the 1998 Three Month Period.

Research and development. Research and development expenses consist principally of compensation and related expenses, including consulting fees, and other expenses relating to the development and maintenance of our service and production systems. Research and development expenses increased to $882,000 in the 1999 Three Month Period from $279,000 in the 1998 Three Month Period, an increase of $603,000 or 216%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Personnel expenses increased to approximately $576,000 in the 1999 Three Month Period from $211,000 in the 1998 Three Month Period.

General and administrative. General and administrative expenses consist primarily of salaries and related costs for RoweCom's executive, administrative, finance and human resources departments as well as professional service fees. General and administrative expenses increased to $1.6 million in the 1999 Three Month Period compared to $382,000 in the 1998 Three Month Period, an increase of $1.3 million or 330%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments. RoweCom also incurred certain additional costs in its operation as a newly public company, including insurance, investor relations and accounting fees that resulted in an overall increase in expenses of $208,000.

Stock based compensation. Stock based compensation was $656,000 in the 1999 Three Month Period. Under an agreement among certain of RoweCom's shareholders, Working Ventures' Canadian Fund, Inc. ("Working Ventures") must transfer
                                        ----------------
310,371 shares of common stock to certain other shareholders and option holders of RoweCom if Working Ventures' initial investment increases by 45% or more (on an annually compounded basis) and they are not legally restricted from selling such shares. As a result of the expiration of the IPO lock up period on September 5, 1999, RoweCom was required to record a compensation charge equal to the aggregate fair market value of the common stock transferred to the RoweCom option and warrant holders who are eligible to receive such shares as described above.

Goodwill amortization. Goodwill amortization was $699,000 in the 1999 Three Month Period. As a result of the acquisitions of CSS and ISA, approximately $8.9 million in goodwill was recorded, which is being amortized over a thirty-six month period.


Comparison of the Nine Months Ended September 30, 1999 (the "1999 Nine Month Period") with the Nine Months Ended September 30, 1998 (the "1998 Nine Month Period").

Revenues. Revenues for the 1999 Nine Month Period were $13.2 million as compared to $3.6 million for the 1998 Nine Month Period, an increase of $9.6
million or 267%.   This increase resulted primarily from increased sales per
client and growth in our client base, particularly in the corporate sector where corporate revenue represented 79% of overall revenue for the 1999 Nine Month Period versus 57% for the 1998 Nine Month Period. Transaction volumes for the 1999 Nine Month Period also increased significantly by 455% from the 1998 Nine Month Period from 13,000 to 71,000 transactions, primarily due to volume increases in corporate and corporate desktop purchases. The average selling price per transaction for the 1999 Nine Month Period was $182 as compared to $276 during the 1998 Nine Month Period.

Cost of Revenues. Cost of revenues in the 1999 Nine Month Period was $12.3 million as compared to $3.5 million during the 1998 Nine Month Period, an increase of $8.8 million or 253%. As a percentage of revenues, cost of revenues decreased to 94% during the 1999 Nine Month Period as compared to 97% in the 1998 Nine Month Period. This improvement was primarily due to an increase in the number of transactions executed through corporate and corporate desktop. Installation revenue was $157,000 during the 1999 Nine Month Period and $36,500 during the 1998 Nine Month Period.

Sales and marketing. Sales and marketing expenses increased to $8.1 million during the 1999 Nine Month Period from $3.3 million in the 1998 Nine Month Period, an increase of $4.7 million or 141%. This growth is primarily due to an increase of personnel and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $4.9 million in the 1999 Nine Month Period from $2.0 million in the 1998 Nine Month Period. In addition, during the 1999 Nine Month Period, RoweCom incurred a one-time licensing fee of $160,000 for linking the kStore to certain high traffic news and information Web pages.

Research and development. Research and development expenses increased to $2.7 million in the 1999 Nine Month Period from $749,000 in the 1998 Nine Month Period, an increase of $2.0 million or 264%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Consulting fees in connection with these improvements increased to $417,000 during the 1999
Nine Month Period from $32,000 in the 1998 Nine Month Period.

General and administrative. General and administrative expenses increased to $3.5 million in the 1999 Nine Month Period compared to $980,000 in the 1998 Nine Month Period, an increase of $2.6 million or 261%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments. RoweCom has also incurred certain additional costs in its operation as a newly public company, including insurance, investor relations and accounting fees that resulted in an overall increase in expenses of $437,000.

Stock based compensation. Stock based compensation was $656,000 in the 1999 Nine Month Period. Under an agreement among certain of RoweCom's shareholders, Working Ventures' Canadian Fund, Inc. ("Working Ventures") must transfer
                                        ----------------
310,371 shares of common stock to certain other shareholders and option holders of RoweCom if Working Ventures' initial investment increases by 45% or more (on an annually compounded basis) and they are not legally restricted from selling such shares. As a result of the expiration of the IPO lock up period on September 5, 1999, RoweCom was required to record a compensation charge equal to the aggregate fair market value of the common stock transferred to the RoweCom option and warrant holders who are eligible to receive such shares as described above.

Goodwill amortization. Goodwill amortization was $903,000 in the 1999 Nine Month Period. As a result of the acquisitions of CSS and ISA, approximately $8.9 million in goodwill was recorded and is being amortized over a thirty-six months period.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $11.0 million for the 1999 Nine Month Period as compared to $4.6 million in the 1998 Nine Month Period. Cash used in the 1999 Nine Month Period resulted primarily from a net loss of $13.5 million and an increase in accounts receivable of $1.6 million. This was partially offset by a $1.5 increase in accrued expenses and accrued liabilities, $656,000 increase in stock based compensation, and $1.3 million in depreciation and amortization expense. Cash used in operating activities in the 1998 Nine Month Period was primarily attributable to a net loss of $5.0 million and a decrease ind accrued compensation of $200,000. This was partially offset by a $368,000 increase in accounts payable.

Net cash used in investing activities in the 1999 Nine Month Period was $8.4 million, as compared to $484,000 in the 1998 Nine Month Period. Cash used for the acquisitions of CSS and ISA, net of cash acquired, was $7.3 million in the 1999 Nine Month Period. Substantially all cash used in investing activities during the 1998 Nine Month Period was for the purchase of equipment and furnishings.

Net cash provided by financing activities was $50.5 million in the 1999 Nine Month Period, as compared to $8.0 million in the 1998 Nine Month Period. Proceeds from the IPO, net of underwriting discounts and offering costs, were $51.6 million, of which $1.4 million was used to pay down existing credit facilities. During the 1998 Nine Month Period, $7.8 million in cash provided by financing activities was from the sale of 4,586,599 shares of class B, Redeemable Convertible Preferred Stock. Prior to the IPO, RoweCom financed its operations primarily through sales of its equity securities in private placements. At September 30, 1999, RoweCom had cash and cash equivalents of $47.1 million, working capital of $45.0 million, debt of $214,000 and stockholders' equity of $54.6 million.

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

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 8, 1999, in connection with the RoweCom's initial public offering, a Registration Statement on Form S-1 Reg. No. 333-68761 was declared effective by the Securities and Exchange Commission, pursuant to which 3,565,000 shares of the RoweCom's Common Stock were offered and sold at a price of $16.00 per share, generating gross offering proceeds of $57.0 million. The managing underwriters were J.P Morgan & Co., CIBC Oppenheimer, and Volpe Brown Whelan & Company.
After deducting approximately $4.0 million in underwriting discounts and $1.4 million in other related expenses, the net proceeds to RoweCom were approximately $51.6 million.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., ("CSS"), a New Jersey Corporation in a transaction accounted for using the purchase method of accounting. The total consideration of $5,976,493 consisted of $5,726,493 in cash (subject to certain post-closing adjustments as provided in the Agreement), and 16,260 shares of RoweCom's common stock, which were valued at $250,000. The total purchase price of $6,203,197 included the consideration as well as assumed liabilities of $2,467,624 and acquisition costs of $226,704, which related to legal and accounting fees. The terms of the Agreement were determined in arm's length negotiations between RoweCom and the shareholders of CSS. The cash portion of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies PTY LTD, ("ISA"), an Australian Corporation, in a transaction accounted for using the purchase method of accounting. The total consideration of $1,686,872 consisted of $1,486,596 in cash (subject to certain post-closing adjustments as provided in the Agreement) and $200,276 in other assets. The total purchase price of $1,723,367 included the consideration as well as acquisition costs of $36,495, which related to legal and accounting fees. The terms of the Agreement were determined in arm's length negotiations between RoweCom and the shareholders of ISA. The cash of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.

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

289,500 options were granted to purchase common stock under the Company's, Amended and Restated 1998 Stock Incentive Plan during the 1999 Three Month Period. The grants of options were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 there under. 45,192 stock options were exercised during the 1999 Three Month Period.

ITEM 5.  OTHER INFORMATION

Issuance of Convertible Debt

On October 14, 1999, the Company received proceeds of approximately $20,000,000 in connection with the issuance of convertible notes ("the Notes") in a private placement. The $20,000,000 face amount of the Notes is due January, 2001. The Notes bear interest at the rate of 11% per annum and are convertible, at any time at the option of the holder, into shares of the Company's common stock at a price equal to 93% of the weighted average price of the Company's common stock on the day of conversion. The company has the option to convert the notes into shares of common stock or to redeem the Notes at 100% of par value during the first six months after issuance and at 107% of par thereafter. The Notes contain a beneficial conversion feature related to the ability to convert at less than fair market value and therefore, a portion of the proceeds from the issuance of the convertible debt equal to the intrinsic value of the beneficial conversion feature of approximately $1.5 million, has been allocated to additional paid-in capital.

In conjunction with the issuance of the Notes, the Company also issued warrants for the purchase of up to a total of 224,000 shares of the Company's common stock at an exercise price equal to 110% of the price of the Company's common stock ten days prior to the issuance of the Notes. The warrants vest immediately and expire four years from issuance. The Company allocated approximately $2.1 million to additional paid-in capital for the fair value of the warrants on the issuance date.

The Notes are carried net of discount related to the conversion feature and warrants of approximately $3.6 million. Amortization of the discount, which is recorded as interest expense, is expected to be approximately $1.9 million during the fourth quarter of 1999 and approximately $420,000 per quarter thereafter.

Acquisition of Dawson Information Services Group

On October 5, 1999, RoweCom acquired all the issued and outstanding capital stock of Dawson Information Services Group ("ISG"), an international corporation, in a transaction accounted for using the purchase method of accounting.

The aggregate consideration paid by RoweCom to ISG consisted of approximately $56 million in cash and shares of RoweCom's Common Stock (each subject to certain post-closing adjustments as provided in the Agreement). The terms of the Agreement were determined in arms length negotiations between RoweCom and the shareholders of ISG. The cash portion of the purchase price came from the proceeds of RoweCom's initial public offering, which closed on March 12, 1999.


Item 6.  Exhibits and Reports on Form 8-K

    (a)     Exhibits
            3.1  --  Certificate of Incorporation RoweCom*
            3.2  --  By-laws of RoweCom*
            10.1 --  Strategic Alliance and Marketing Agreement between RoweCom and Office.Com Inc. dated September 27, 1999.**
            10.2 --  Stock Purchase Agreement dated  August 18, 1999.
            11   --  Computation of Loss Per Share.***
            27   --  Financial Data Schedule

    (b)     Reports on Form 8-K

            On August 19, 1999, the Company filed a report on Form 8-K/A in connection with the audited financial statements of Corporate Subscription Services, Inc., a business that the Company acquired in June 1999.

            On October 13, 1999, the Company filed a report on Form 8-K in connection with the issuance of convertible debt.

            On October 18, 1999, the Company filed a report on Form 8-K in connection with its acquisition of Dawson Information Services Group.

            _________________
            (*)    Incorporated by reference to the same numbered exhibit to the
                   Company's registration statement on Form S-1. (Reg. No.
                   333-68761).
            (**)   Confidential treatment requested.
            (***)  Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROWECOM INC.

November 15, 1999                         By:
                                             ----------------------------------
                                          Dr. Richard R. Rowe
                                          President and Chief Executive Officer