Form 10-K
period 1999-12-31
ROWECOM INC
filed 2000-03-16
CIK 1074676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
    For the transition period from ______ to ______
                            Commission file number:
                            ------------------------

                                  ROWECOM INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                       04-3370008
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    15 SOUTHWEST PARK, WESTWOOD, MA                              02090
(Address of principal executive offices)                       (Zip Code)

                                 (617) 497-5800
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/

 No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 10, 2000 was approximately $177,700,263 based on 8,641,748 shares held by such non-affiliates at the closing price of a share of Common Stock of $20.563 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 1,750,841 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 10, 2000 was 10,392,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 31, 2000 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ROWECOM INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                             TABLE OF CONTENTS                            PAGE
                        ------------------------------------------------------------  --------
                                                   PART I

Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     25
Item 3.                 Legal Proceedings...........................................     26
Item 4.                 Submission of Matters to a Vote of Security Holders.........     26

                                                  PART II

Item 5.                 Market for the Registrant's Common Equity and Related
                          Stockholder Matters.......................................     27
Item 6.                 Selected Financial Data.....................................     29
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     30
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     38
Item 8.                 Financial Statements and Supplementary Data.................     39

                                                  PART III
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     84

Item 10.                Directors and Executive Officers of the Registrant..........     84
Item 11.                Executive Compensation......................................     84
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     84
Item 13.                Certain Relationships and Related Transactions..............     84

                                                  PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................     84
Signatures              ............................................................     89

                                     PART I

ITEM 1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT ROWECOM'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. IN SOME CASES YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT," "INTEND," "MAY," "SHOULD," "WILL," AND "WOULD" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF FUTURE RESULTS OF OPERATIONS OR OF FINANCIAL POSITION OR STATE OTHER "FORWARD-LOOKING" INFORMATION. THE IMPORTANT FACTORS LISTED IN THE SECTION CAPTIONED "RISK FACTORS," AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS ANNUAL REPORT ON FORM 10-K, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K COULD HAVE AN ADVERSE EFFECT ON THE BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL POSITION OF ROWECOM.

ANY FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE NOT GUARANTEES OF FUTURE PERFORMANCES, AND ACTUAL RESULTS, DEVELOPMENTS AND BUSINESS DECISIONS MAY DIFFER FROM THOSE ENVISAGED BY SUCH FORWARD-LOOKING STATEMENTS, POSSIBLY MATERIALLY. ROWECOM DISCLAIMS ANY DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH ARE EXPRESSLY QUALIFIED BY THE STATEMENTS IN THIS SECTION.

COMPANY OVERVIEW

RoweCom is the leading business-to-business provider of e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other printed sources of commercial, scientific and general interest information and analysis. RoweCom refers to these products as "knowledge resources." RoweCom offers its clients and their employees easy and convenient access to the largest catalog of knowledge resources on the Internet. RoweCom also provides businesses with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom targets clients in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. RoweCom is headquartered in Westwood, Massachusetts. RoweCom has several offices in North America and in Spain, France, the United Kingdom and Australia.

RoweCom was organized as a Delaware corporation in April 1997 as the eventual successor to a corporation that commenced operations in 1994. RoweCom's World Wide Web site address is www.rowe.com. The information on RoweCom's Web site is not incorporated by reference into this document.

RoweCom's kStore facilitates decentralized purchasing of knowledge resources by businesses and their employees while at the same time giving management the tools required to effectively control knowledge resource purchases. The kStore provides businesses with a single comprehensive source for the purchase of knowledge resources, offering more than 240,000 magazines, journals and newspapers from over 20,000 publishers, and millions of books through RoweCom's alliance with barnesandnoble.com. The kStore's automated service is easily accessible from an employee's desktop computer via the corporate intranet or the Internet and permits the employee to find, order, and pay for knowledge resources quickly and conveniently. At the same time, the kStore provides managers with detailed reports of knowledge resource purchases by their employees and permits them to institute customized approval procedures. The kStore also helps management reduce the costs of knowledge resource acquisition by eliminating many of the inefficiencies of traditional knowledge resource acquisition methods and by offering discounted prices on most titles. We also provide services through the kLibrary to provide a centralized source for purchasing knowledge resources, rather than through the desktop.

On October 4, 1999, we acquired all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation and certain assets of United Kingdom-based Dawson Information Services Group relating to subscription services, a state-of-the-art, Web-based information searching and retrieval tool, and library information management software and services. The acquired Dawson group had total revenues in fiscal year ended October 2, 1999 of approximately $400.6 million and includes over 20,000 clients, 500 employees and operations in nine locations: Folkestone, UK; Paris, France; Madrid, Spain; London, Ontario; Montreal, Quebec; Westwood, Massachusetts; Oregon, Illinois; Chantilly, Virginia; and Carlsbad, California. We are in the process of transitioning those organizations that are clients of the Dawson group to a desktop model of knowledge resource purchasing through our kStore.

See also Note 15 "Operating Segment and Geographic Information" to Consolidated Financial Statements on page 64.

INDUSTRY OVERVIEW

The effective use of knowledge resources has become an increasingly important competitive advantage for businesses and other institutions. Timely and relevant information, easily accessible to all members of an enterprise, has become critical to job productivity. The quantity and the degree of specialization of knowledge resources available to businesses and their employees, and the cost of such resources have increased dramatically. According to Veronis Suhler and Associates, Inc., United States businesses spent approximately $38 billion in 1997 on knowledge resources, such as market studies, business magazines and professional publications, and other types of business information, such as financial news services, credit reports and other general business information. Veronis Suhler has forecasted that this spending will grow to $51 billion by 2001. Based on United States government census data and projections, RoweCom believes that over the same period the number of United States professional workers that depend on knowledge resources will increase from 37 million to 41 million. International Data Corporation, a market research company, estimates that business-to-business Internet commerce, including spending on knowledge resources, will grow from an estimated $7.4 billion in 1997 to $179.4 billion in 2001. As a result, businesses and other institutions need efficient and cost effective methods for managing the growing number of purchases of knowledge resources by employees.

The growth in demand for knowledge resources is occurring at a time when the Internet and corporate intranets are becoming increasingly significant for communications and e-commerce. RoweCom believes that spending on knowledge resources via the Internet and corporate intranets has also accelerated in recent years and will increase in the future.

Most companies currently do not have an efficient and easy-to-use means of executing and managing purchases of knowledge resources. The process of purchasing knowledge resources historically has involved significant manual effort and has focused on the professional librarian or central purchasing group, rather than the individual worker whose job performance depends on such resources. This manually intensive, paper-based process requires finding the appropriate publishers, submitting written or telephone orders, processing multiple renewal notices and completing expense reports for reimbursement. Increasingly, individual employees are purchasing knowledge resources directly from publishers and other vendors rather than ordering through a corporate library or central purchasing group. As a result, employees are making numerous individual purchases from a large number of publishers and services using a variety of payment methods. RoweCom believes that for most businesses the aggregate cost of purchases of knowledge resources made by individuals is significantly larger than the knowledge resource budget of the corporate library or central purchasing group. Decentralized purchases make it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized orders.

As knowledge resources have become more numerous and specialized, the marketing and cost effective distribution of such knowledge resources to appropriate users has become difficult for publishers and other content providers. Conventional retail outlets do not reach the full range of individuals purchasing knowledge resources and cannot physically stock the entire range of knowledge resources available. In addition, the cost to the publisher of maintaining inventories at multiple outlets is too high to allow the distribution through such outlets of specialized knowledge resources that will only sell in limited numbers at any one outlet.

ROWECOM SOLUTION

RoweCom's business-to-business e-commerce solution provides clients and their employees with an easy and convenient way to purchase and manage the acquisition of knowledge resources through corporate intranets or the Internet. From the desktop computer, a client's employee can access a customized RoweCom Web site offering more than 240,000 magazines, newspapers, journals and e-journals from over 20,000 publishers and millions of books. RoweCom provides businesses with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom also provides publishers and other content providers with a unique distribution channel which enables RoweCom to offer its clients additional content at lower prices. Key benefits of the RoweCom solution include:

CONVENIENCE. RoweCom's kStore provides a single comprehensive source for the purchase of knowledge resources. RoweCom offers its clients access to the largest combined database of magazines, newspapers, journals and e-journals, books and other knowledge resources on the Internet. RoweCom's highly automated service provides an easy and quick way to find, order, and pay for knowledge resources by providing multiple electronic search functions and payment methods. These features facilitate ordering and eliminate paper purchase orders, invoices, check requests and manual approvals. The kStore can be made available through the client's intranet site or the Internet, and may be accessed from an employee's desktop computer, the corporate library or central purchasing group using a point and click interface. The kStore also includes automated features, such as subscription renewal notifications, and 24-hour, 7 days a week client support via telephone and the Internet.

CONTROL. RoweCom allows businesses to proactively manage their purchases of knowledge resources through the implementation of customized purchase approval procedures and the use of enterprise-wide purchasing reports. RoweCom also helps businesses and their employees "buy smarter" by:

    - indicating to employees which items have already been purchased by other employees;

    - creating greater awareness of available titles among employees; and

    - allowing managers to analyze and guide employees' purchasing activities.

RoweCom helps clients reduce duplicate orders, increase shared use of knowledge resources and enhance the likelihood that employees will purchase knowledge resources that will maximize their productivity and performance.

COST SAVINGS. RoweCom offers substantial direct and indirect cost savings to its clients. The kStore provides the lowest price available on the Internet for popular magazines, and an additional 5% discount on the already discounted price of books available directly from barnesandnoble.com. In addition, RoweCom offers large volume clients the guaranteed lowest price on the Internet for all subscriptions. Clients also achieve indirect cost savings through the kStore's automated service, which reduces the manual processing of orders, approvals, payment, claims and renewals. In addition, RoweCom enables enterprises to reduce duplicate orders and facilitates resource sharing among employees.

BENEFITS TO PUBLISHERS AND OTHER CONTENT PROVIDERS. RoweCom provides publishers and other content providers with a number of benefits, including:

    - an efficient and low cost direct distribution channel to targeted buyers, corporate libraries, and centralized purchasing groups; knowledge resources are shipped at the time of purchase which enables vendors to reduce the levels of inventory required and therefore reduce the costs associated with stocking and returns;

    - an increase in the sales of many second and third tier magazines, newspapers, journals, books and other knowledge resources that are not typically stocked in physical locations and are generally hard to find; and

    - a unique distribution channel which enables RoweCom to offer its clients additional content at lower prices.

BUSINESS STRATEGY

RoweCom's objective is to maintain and strengthen its position as the leading business-to-business provider of e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other knowledge resources. Key elements of RoweCom's strategy include:

PENETRATE THE BUSINESS-TO-BUSINESS MARKET. RoweCom seeks to increase the number of clients and individuals accessing the kStore from the desktop computer. RoweCom targets companies in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. RoweCom is increasing its sales force to develop new client relationships and to expand the use of the kStore by its existing clients by increasing the awareness among, and availability to, the client's employees. RoweCom believes that being the first knowledge resource purchasing solution on a client's intranet promotes brand loyalty and provides it with a significant competitive advantage. Once the kStore is adopted by the client, RoweCom is also well positioned to add new services and knowledge resource offerings at minimal additional cost.

INCREASE CONTENT AND FUNCTIONALITY. RoweCom will continue to increase the content available to its clients and enhance the capabilities of the kStore. This will reinforce its position as the leading single source provider of knowledge resources to businesses on the Internet and will increase the overall potential revenue per client. RoweCom has significantly increased its catalog of knowledge resources through strategic alliances with publishers and resellers, and has continued to add significant serial titles each month in connection with acquisitions and in response to requests from its clients. In addition to expanding content, RoweCom has introduced new features to the kStore, such as group-ordering, which allows a designated individual to order on behalf of a group of purchasers. RoweCom intends to further enhance the kStore's functionality by adding new capabilities, such as collaborative filtering, which provides users with information about purchases by other individuals with similar buying profiles, and personalized recommendations of knowledge resources based on individual profiles and purchasing patterns.

DEVELOP STRATEGIC ALLIANCES. RoweCom has and intends to continue to enter into strategic alliances to increase its channels of distribution and available content. We recently entered into strategic alliances with NewsEdge, Absolute Backorder Service, Ariba, Clarus, CommerceOne, Concur, Intelisys, Magazineoutlet, office.com, Publications Resource Group, Requisite, RightWorks, Sun-Netscape Alliance, TheStreet.com, Trilogy, barnesandnoble.com and NewSub Services, which added new distribution channels, substantial additional content and improved pricing. RoweCom intends to enter into additional strategic distribution alliances to obtain access to new clients and markets quickly and in a cost-effective manner. Relationships with other vendors can provide access to additional content offerings and new service offerings such as distance learning, conferences and associations.

EXPAND INTERNATIONALLY. RoweCom intends to further expand its presence in markets outside the United States by leveraging its international offices in Canada, the United Kingdom, France, Spain and Australia. By adding foreign language content and localizing and translating the kStore user interface, we intend to enhance our ability to fully service United States-based clients that have employees in other countries as well as non-United States clients. RoweCom expects to carry out its international expansion by means of strategic alliances and, possibly, the acquisition of local content providers. The acquisition of Dawson represents an example of the execution of this strategy.

ENHANCE BRAND RECOGNITION. RoweCom intends to continue promoting the kStore as the leading business-to-business e-commerce solution for purchasing and managing the acquisition of knowledge resources. RoweCom intends to build brand recognition among businesses through traditional advertising and attendance and presentations at major trade shows and conferences. We believe that promoting our reputation as the leading online provider of knowledge resources to the business-to-business market will build loyalty among our client base, increase usage of the kStore by clients' employees, attract new clients and promote the value of our brand name. In addition, RoweCom believes that a strong brand name will help it establish additional marketing and distribution alliances.

ROWECOM'S PRODUCTS AND SERVICES

THE KSTORE. RoweCom's kStore provides each client with its own customized "company store" which enables businesses and their employees to order, pay for and manage the purchase of magazines, journals and e-journals, newspapers, books and other knowledge resources. The kStore can be customized for each client, quickly and easily. RoweCom charges a nominal fee for the initial installation of the kStore on a client's intranet or for the set-up of a customized Internet kStore site. The design of the kStore is open, scalable and modular, which permits easy installation of additional features.

The following diagram illustrates the key steps involved in making a purchase and implementing management policies using the kStore.

                                    [CHART]

    - ACCESS. Employees access the kStore easily through the corporate intranet or the Internet. The secure customized site allows access only to qualified corporate employees. The service may be customized for each client so that the user interface and design is consistent with the corporate intranet and reflects the client's pre-established purchase and payment policies. In addition, the service may be customized to restrict the content available to employees.

    - SEARCH. The kStore offers a selection of search tools enabling employees to quickly find knowledge resources by means of a variety of standard easy-to-use methods, including searching by title, publisher, and standard cataloging reference number. The kStore also provides additional information about a title, including links to publisher Web sites and the Library of Congress.

    - SELECT/ORDER. To select items, employees simply click on an icon to add a book or subscription to their online shopping cart or remove products from their shopping carts as they continue searching. The kStore provides employees with price information and the identity of other employees in the enterprise who have previously ordered the same item. Prior to executing orders, employees may review the content of their cart, the number of titles ordered, and the total purchase price including shipping and handling.

    - APPROVE. Once an order has been placed, it may be subject to one or more approval levels that are based upon policies previously established by the client for both order and payment. These approvals may be either passive, where the kStore automatically compares the items ordered to a series of approval rules pre-established by the client, or active, requiring the affirmative approval of a supervising manager. The approval process occurs without the participation of the employee.

    - PAY. RoweCom offers its clients several secure payment options including direct debit, procurement card or credit card. In some circumstances, RoweCom will also invoice clients. Once the order and payment is approved and processed, the employee receives an e-mail confirming that the order and payment have been received and providing an estimated date that the knowledge resource will be delivered.

    - ANALYZE PURCHASING PATTERNS/REVISE POLICIES. Using the kStore, managers can obtain a variety of reports tailored to meet the needs of the particular client, including reports on purchases by location, publication, and business area. These reports allow businesses to proactively monitor purchasing of knowledge resources throughout the enterprise, to implement and revise specific enterprise-wide purchasing policies, and to optimize the use of knowledge resources within the enterprise. These reports may be accessed online or ordered from RoweCom on a periodic basis.

    - RENEW. Prior to the expiration date of a subscription, the kStore automatically sends an e-mail notice to the purchasing employee to prompt the employee to renew a subscription. This e-mail notice permits the employee to renew simply by clicking on a single "renew" button on the e-mail notice. As with initial purchases, clients may set up customized approval policies for subscription renewals.

CONTENT. RoweCom offers its clients access to the largest single source of magazines, newspapers, journals and e-journals, books and other knowledge resources on the Internet, with access to more than 240,000 magazines, journals and e-journals, and newspapers from over 20,000 publishers, and millions of books from its alliance with barnesandnoble.com. Of the 240,000 magazines, journals, e-journals and newspapers currently available from the kStore, approximately 800 are large circulation and general interest magazines and the balance consists of business and trade magazines and scientific and medical journals. Annual subscription rates range from under $50 for popular magazines to more than $10,000 for certain scientific and medical journals. RoweCom intends to increase the content available to its clients to reinforce its position as the leading single source provider of knowledge resources to businesses, and to increase the overall potential revenue per client. RoweCom increases its catalog of knowledge resources through strategic relationships with publishers and resellers as well as in connection with acquisitions and in response to requests from its clients.

MANAGEMENT TOOLS. The kStore provides businesses with tools to better manage purchases of knowledge resources by their employees. The kStore permits managers to create single or multiple levels of approvals that govern purchases by employees. The approvals that are included in a customized kStore may be either passive or active. In a passive approval process, the order is compared to a series of previously defined purchasing protocols. If the order meets the criteria set forth in the protocol, the purchase is automatically approved. If the order fails the protocol, it is either rejected or referred to a second approval process, which may be active or passive. In an active approval process, the affirmative approval by a supervising manager of an order is required to consummate the purchase transaction. The active approval process can be structured in a number of ways, including sending individual approval e-mails to a manager requesting authorization for each order, and compiling collections of requested approvals that may be reviewed on a periodic basis and then approved either individually or collectively.

PAYMENT AND FULFILLMENT. RoweCom has developed proprietary software that fully automates the ordering and payment process. The system is able to accept multiple payment options including credit cards and authorized debits to disbursement or procurement accounts. Once orders are placed and approved, payment instructions are sent to Banc One securely over the Internet. RoweCom has an ongoing relationship with Bank One Corporation, the fifth largest bank holding company in the US and the parent of Banc One, under which all orders are processed by the Banc One system using RoweCom's proprietary software. RoweCom pays Banc One a nominal fee for each item ordered through the kStore. In some circumstances, RoweCom will invoice clients for orders.

Although RoweCom does not fulfill or deliver any client's order for a knowledge resource, it provides client support to ensure that the client's expectations and needs are fulfilled with respect to each order. Client representatives are available 24 hours per day, 7 days per week via the telephone and the Internet. Client support provides a vital role in increasing sales to RoweCom's existing client base by focusing on client satisfaction and on increasing the total number of orders placed by each client.

STRATEGIC ALLIANCES

RoweCom is developing or has developed the following other significant relationships:

    - BARNESANDNOBLE.COM. In August 1998, RoweCom entered an agreement with barnesandnoble.com to combine and jointly market to business customers the companies' respective catalogs. As a result of this agreement, RoweCom's clients can access the largest combined database of magazines, newspapers, journals and e-journals, books and other knowledge resources on the Internet. Under the agreement, barnesandnoble.com will provide all books ordered by either party's business clients, and RoweCom will provide all magazine, journal, and newspaper subscriptions ordered by its clients or by Business Solutions clients. barnesandnoble.com will pay RoweCom a fixed percentage of the purchase price of every book sold either through RoweCom's kStore or barnesandnoble.com's Business Solutions service other than sales to Business Solutions' clients as of the date of this agreement. RoweCom will pay barnesandnoble.com a fixed amount or percentage of the purchase price of every subscription sold by the kStore or the Business Solutions service, other than sales to existing RoweCom customers as of the date of the agreement. Users currently may access the barnesandnoble.com and RoweCom catalogs by means of links found in the Business Solutions and the kStore Web sites.

    - NEWSUB SERVICES. In September 1998, RoweCom entered into content and distribution agreement with NewSub Services, a consumer-based affinity marketer for popular magazines, which provides RoweCom with additional content at low prices. NewSub has agreed to offer its catalog of approximately 800 popular titles through RoweCom's kStore at the guaranteed lowest publisher-authorized price available on the Internet. RoweCom will, in turn, be the exclusive provider of any RoweCom title not currently included in NewSub's title catalog through NewSub Services' online magazine marketing and distribution channels. Under the terms of the agreement with NewSub Services, each party will earn revenue on titles sold through the other party's online distribution channel by receiving a percentage of the gross sales price or a transaction fee for each of its respective titles sold by the other party.

    - INTELISYS COMMERCE. In August 1998, RoweCom entered into an agreement with Intelisys to sell magazines, newspapers, journals and e-journals, books and other knowledge resources to Intelisys clients, providing RoweCom with a significant new distribution channel for its products. Intelisys markets and sells software and services that allow businesses to buy goods and services from vendors via the Internet. Intelisys' clients will be able to access the kStore through the Intelisys software. Under this agreement, Intelisys will receive a percentage of any RoweCom title sold through an Intelisys distribution channel. In turn, RoweCom will receive a percentage of the net revenue of each Intelisys software installation for each client successfully referred by RoweCom to Intelisys.

    - PUBLICATIONS RESOURCE GROUP. In October 1998, RoweCom entered into an agreement with Publications Resource Group, whereby RoweCom obtains an additional distribution channel and additional content. Publications Resource Group markets and sells market research reports, newsletters, and other services to businesses and consumers through catalogs and on the Internet. Publications Resource Group will market RoweCom's kStore services and content through Publication Resource Group's distribution channels, and RoweCom will distribute Publication Resource Group's content through RoweCom's kStore. Publications Resource Group will receive a percentage of the transaction fee for each RoweCom title sold through a Publications Resource Group distribution channel and RoweCom will receive a percentage of the gross sales price for each Publications Resource Group title sold through the kStore.

    - TRILOGY SOFTWARE. In October 1998, RoweCom entered into a Memorandum of Understanding with Trilogy Software, Inc., a management software provider. The companies agreed to integrate Trilogy's Buying Chain software with RoweCom's kStore to allow clients to make purchases of magazines, journals and e-journals, newspapers and books directly from the kStore using Trilogy's Buying Chain software solution.

    - ARIBA TECHNOLOGIES. In November 1998, RoweCom entered into a Memorandum of Understanding with Ariba Technologies, Inc., a developer and supplier of enterprise application software for operating resource management. Under this agreement, Ariba will provide its customers with access to the kStore through the Ariba Web site or the intranets Ariba installs for its customers, providing RoweCom with an additional distribution channel for its products. Ariba will also provide information about RoweCom to its worldwide sales force and include RoweCom in its marketing materials.

    - CLARUS CORPORATION. In May 1999, RoweCom entered into an agreement with Clarus Corporation, a provider of Web-based commerce applications that enable organizations to gain control of their operational resources. Under the agreement, RoweCom's kStore will be integrated with the Clarus E-Procurement application resulting in the E-Procurement application being delivered as a component of RoweCom's kStore offering.

    - COMMERCE ONE. In May 1999, RoweCom entered into an agreement with Commerce One, a provider of electronic commerce procurement solutions that dynamically link buying and supplying organizations into real-time trading companies. Under the terms of the agreement, RoweCom will become a preferred supplier to Commerce One's BuySite customers by the integration of the kStore into Commerce One's BuySite application, enabling BuySite customers to access the kStore and make requisitions directly from their desktops.

    - CONCUR TECHNOLOGIES. In June 1999, RoweCom entered into an agreement with Concur Technologies, a provider of Web-based employee-facing business applications to automate costly and inefficient business processes among employees, partners, suppliers and service providers. Under the terms of the agreement, RoweCom will be the preferred provider of knowledge products on Concur's EmployeeDesktop, which is used by Concur's clients to order supplies, equipment and other nonproduction office goods.

    - SUN-NETSCAPE ALLIANCE. In June 1999, RoweCom entered into an agreement with the Sun-Netscape Alliance. Under the terms of the agreement, RoweCom's kStore will be the knowledge products provider for customers of Netscape BuyerXpert, which will give business the ability to order, pay for and manage the procurement of knowledge resources thorough the Sun-Netscape Alliance's Internet procurement solution.

    - OFFICE.COM. In September 1999, RoweCom entered into an agreement with office.com. Under the terms of the agreement, RoweCom will be the preferred provider of knowledge products on office.com's destination Web site for small to medium-sized business.

    - ABSOLUTE BACKORDER SERVICE. In January 2000, RoweCom entered into an agreement with Absolute Backorder Service. Under the terms of the agreement, RoweCom and Absolute will seamlessly integrate their respective services so that RoweCom's clients will be able to purchase back issues of magazines and journals. In addition, Absolute's client base will have direct access to RoweCom's kStore and its content offering on Absolute's Web site and through all of its other services and distribution channels.

    - BOOKS24X7.COM. In February 2000, RoweCom entered into a strategic partnership with Books24x7.com, an online provider of technology reference materials for IT professionals. Books24x7.com's subscription-based online service provides electronic access to reference materials on more than 100 technical topics, from nearly 500 online books and journals. The service provides immediate access to the entire text of the offered technology books from well-recognized publishers in a fully searchable format. Books24x7.com differentiates itself from other online libraries by using advanced, multi-tier searching techniques to sift through the entire collection and quickly pinpoint relevant information. Under the agreement, Books24x7.com has agreed to offer its online library of reference materials to our kStore and kLibrary clients.

    - NEWSEDGE. In March 2000, RoweCom entered an agreement with NewsEdge to combine and jointly market to business customers the companies' respective catalogs. As a result of this agreement, RoweCom's clients can access the largest combined database of magazines and newspapers, journals and e-journals, books, on-line news, current awareness services and other knowledge resources on the Internet. Under the agreement, NewsEdge will provide all on-line news and current awareness services ordered by either party's business clients, and RoweCom will provide all magazine, journal, books, and newspaper subscriptions ordered by either parties business clients. NewsEdge will pay RoweCom a percentage of the NewsEdge gross subscription revenue paid by either a New Enterprise Client or an Existing Enterprise Client that signs a new contract, but only if the entity was a RoweCom client prior to the execution of the NewsEdge contract and if the contract was signed with substantial assistance from RoweCom. RoweCom will pay NewsEdge a percentage of the RoweCom gross margin paid by either a New RoweCom Client or an Existing RoweCom Client that signs a new contract, but only if the entity was a NewsEdge client prior to the execution of the RoweCom contract and if the contract was signed with substantial assistance from NewsEdge. Users may access the NewsEdge and RoweCom catalogs by means of links found in the NewsEdge and the kStore Web sites.
     On March 7, 2000 RoweCom and NewsEdge Corporation jointly announced that they have agreed by mutual consent to terminate their acquisition agreement. Under the terms of the merger agreement, which was announced on December 7, 1999, RoweCom would have exchanged .26 shares of its common stock for each share of NewsEdge common stock. The companies have chosen instead to move forward with a partnership detailed above.

SALES AND MARKETING

RoweCom's sales and marketing strategy is designed to attract new clients, increase use of the kStore by existing clients and their employees, maximize repeat purchases and renewals and develop additional revenue opportunities. Our primary focus is a direct sales campaign to target companies in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. We believe this approach is both efficient and effective due to the size and potential of the target market and the level of service to which the targeted clients are accustomed. The majority of the direct sales effort is conducted by RoweCom's national account managers, who are responsible for developing new client relationships, primarily in the United States. RoweCom intends to significantly increase the number of national account managers over the next
12 months, all of whom will initially focus on RoweCom's targeted markets. As of December 31, 1999, there were 36 national account managers. We have also expanded our telesales efforts in order to focus our direct sales efforts to small and mid-size businesses, academic institutions and government agencies and to continue to grow its telesales distribution.

Once a client relationship has been established, a client is assigned an account executive who helps to assess the client's needs, to customize the kStore, and to develop a formal deployment plan designed to maximize the use of the kStore. Account executives serve as the primary client contact after the initial sale and are responsible for maintaining the on-going relationship with the client, working with the client to maximize the number of employees using the kStore to purchase knowledge resources and to increase the number of purchases per employee. RoweCom intends to add additional account managers over the next
12 months to service its expanding client base. RoweCom also offers 24-hour, 7 days a week client support via telephone and the Internet. Client support provides a vital role in increasing sales to RoweCom's existing client base by focusing on client satisfaction and on increasing the total number of orders placed by each client.

RoweCom's marketing efforts also include print and direct mailings, participation in trade shows, co-marketing with strategic partners, and public relations campaigns to build and reinforce RoweCom's brand recognition.

CLIENTS

RoweCom targets companies in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. At December 31, 1999, RoweCom had over 20,000 clients, of which approximately 50% were corporate accounts and 50% were academic and non-profit organizations. The following is a representative list of clients of RoweCom, by industry sector.

BIOMEDICAL                          ACADEMIC
Aurora Healthcare                   Johns Hopkins University
Massachusetts General Hospital      Ohio University
National Institutes of Health       University of California at San
                                    Francisco

FINANCIAL SERVICES                  CORPORATE AND PROFESSIONAL SERVICES
First Chicago NBD                   BASF Corporation
First Union Corporation             Hewlett Packard Company
Blue Cross/Blue Shield Association  Lawrence Livermore National Laboratory
Prudential Securities               Owens Corning
Charles Schwab                      Arthur Andersen LLP
Dun & Bradstreet                    Ernst & Young LLP
John Hancock                        PricewaterhouseCoopers LLP
                                    KPMG

COMPETITION

The market for the sale of magazines, newspapers, journals and e-journals, books and other knowledge resources to businesses is intensely and increasingly competitive. We have not yet had significant direct competition from other companies offering a service for purchasing and managing the acquisition of subscriptions and books with management control features comparable to those of the kStore. However, we expect that such competition may develop in the near future and it may have an adverse impact on our business. RoweCom's competitive landscape has been, and will continue to be, impacted by changes in the prevalence and acceptance of online commerce and changes in the knowledge resources industry. RoweCom believes that the principal competitive factors in its emerging market will be:

    - brand recognition;

    - extent of content offerings;

    - convenience;

    - management control;

    - customization;

    - price;

    - client service; and

    - a combined familiarity with the knowledge market and the latest enabling technologies.

RoweCom currently competes, or may in the future compete, directly or indirectly with companies that fall within the following categories:

    - large, well-established news and information providers such as Dow Jones, Knight-Ridder, Lexis/Nexis, Pearson, Reuters and Thomson, any of which might in the future decide to expand their product offerings to include magazines, newspapers, journals and e-journals, books and other knowledge resources of the type offered by RoweCom;

    - traditional subscription agents, who may decide to focus on the corporate market, expand their service to include control and management features, and significantly expand their knowledge resource offerings;

    - major consumer based online book resellers, such as Amazon.com, or Borders.com who may also decide to focus on the business-to-business market, expand their service functionality to include control and management features such as those offered by RoweCom, or expand their knowledge resources offerings;

    - consumer online services and portals such as Yahoo! and America Online, which may decide to focus on, the business-to-business market and expand their knowledge resources offering and management and control features;

    - publishers and information providers which may decide to increase their direct marketing efforts to the business-to-business market or develop a competing service similar to the kStore; and

    - enterprise-wide supplier management system providers which may decide to focus specifically on the knowledge resources markets.

INTELLECTUAL PROPERTY

RoweCom regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, clients, partners and others to protect its proprietary rights. RoweCom pursues the registration of its trademarks and service marks in the U.S., and has applied for the registration of certain of its trademarks and service marks. We have been granted trademark registrations for the marks "RoweCom" and "Subscribe," each of which will remain in full force and effect without further action by RoweCom until December 2003. RoweCom also has pending registration applications for the mark "Knowledge Acquisition Manager" which has been preliminarily approved by U.S. Patent and Trademark Office. RoweCom also has pending registration applications for the marks "rowe.com," "websubscribe," "kLibrary," "kStore," "knowledgeStore," and "kWorld," "Knowledge World" and "Knowledge For Your Business Needs." These applications are currently awaiting examination by the U.S. Patent and Trademark Office. RoweCom has not sought trademark, service mark or copyright protection outside of the United States and effective protection may not be available in every country in which our products and services are made available online. In connection with the Dawson acquisition, RoweCom acquired some of the trademarks and service marks of Dawson and is in the process of evaluating the status of those marks and to what extent it will pursue registration.

TECHNOLOGY

RoweCom uses both proprietary solutions and commercially available licensed technologies. RoweCom's services are built using industry standard Microsoft NT products utilizing the Internet Information Server, Microsoft Transaction Server, and SQL Server for database transactions. RoweCom is using products utilized by other industry leaders. In addition, all of RoweCom's services are designed to process information using standard Electronic Data Interchange transactions as defined for the serials and periodicals industry, and RoweCom is actively engaged with other leading e-commerce providers to develop XML versions of these transactions. RoweCom seeks to maintain transaction security through the use of industry standard SSL transactions, and uses proprietary Electronic Data Interchange interfaces and private networks to ensure the integrity of client order information and credit card transactions. RoweCom is able to scale the number of transactions that will be supported using load balancing and performance management tools developed for its standard platform. RoweCom uses high performance Web and database servers on enterprise-level systems and has established high-performance Internet service provider links to ensure the availability of bandwidth.

RoweCom's systems are supported by an experienced staff of developers and technicians, who are responsible for both system development and maintenance. This staff, which was comprised of 46 individuals as of December 31, 1999, is primarily headquartered in our facilities in London, Ontario. This group mainly focuses on back office processing and developing interfaces that permit RoweCom's services to be customized to the particular needs of a client and to be linked with corporate intranets, Internet service providers, content providers and other online services. Many of RoweCom's development and support professionals have specialized experience with particular segments in the knowledge resource marketplace, for example, corporate clients, corporate libraries, educational institutions, public libraries, and consumers.

EMPLOYEES

As of December 31, 1999, RoweCom had 670 full-time and 35 part-time employees. RoweCom also employs a limited number of independent contractors and temporary employees on a periodic basis. None of RoweCom's employees are represented by a labor union and we consider our labor relations to be good.

RoweCom believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled management and employees. To this end, we focus on incentive programs such as employee stock options, competitive compensation and benefits for its employees.

BUSINESS--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS, ALONG WITH THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES, WHICH MAY AFFECT ROWECOM. ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO ADVERSELY AFFECT ROWECOM'S BUSINESS AND OPERATIONS. IF ANY OF THE FOLLOWING EVENTS ACTUALLY OCCURS, BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD LIKELY SUFFER, POSSIBLY MATERIALLY.

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS OF START-UP COMPANIES.

We began operations in 1994, did not generate significant revenues until March 1996 and began offering the kStore, our flagship product, in June 1997. Consequently, we have a limited operating history and our prospects are subject to the risks and uncertainties frequently encountered by start-up companies, particularly in the new and rapidly evolving markets for Internet products and services. These risks include:

    - the failure to maintain our leadership position through enhancement of our services and catalog of magazines, newspapers, journals and e-journals, books and other knowledge resources;

    - the failure to significantly and rapidly increase our client base;

    - the development by competitors of services similar or superior to the services we offer;

    - the failure to increase penetration of our existing client base;

    - the failure of businesses to widely adopt intranets and the Internet as means for purchasing subscriptions and books; and

    - the inability to identify, attract, retain and motivate qualified personnel.

We may not be successful in addressing these risks and our failure to do so could have a material adverse effect on our future results of operations and financial condition.

WE HAVE A HISTORY OF LOSSES AND WILL PROBABLY CONTINUE TO INCUR NET LOSSES.

We have not achieved profitability on a quarterly or annual basis to date and anticipate that we will continue to incur net losses for at least the near to medium term. At December 31, 1999, we had an accumulated deficit of $29.3 million. Although we have experienced revenue growth in recent periods, including through the completion of acquisitions, our revenues may not continue at their current level or increase in the future. We establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on expected future revenues. We currently expect to increase our operating expenses significantly in connection with expansion of our sales and marketing operations and continued development of our services and catalog. To the extent that these expenses are not promptly followed by increased revenues, our future results of operations and financial condition could be materially and adversely affected.

OUR QUARTERLY REVENUES ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON OUR STOCK PRICE.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below market analysts' expectations in some future quarters, which could have a material adverse effect on the market price of our stock. Delays in client orders can cause RoweCom's revenues and results of operations to significantly fluctuate from period to period. Quarterly fluctuations may also result from factors such as:

    - our ability to enhance our relationships with existing clients;

    - obtaining new accounts;

    - changes in our operating expenses;

    - changes in the mix of knowledge resources sold;

    - increased competition; and

    - general economic factors.

Based upon all of these factors, we believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Results of Operations."

OUR GROWTH IN REVENUE IS NOT A RELIABLE INDICATOR OF OUR PROSPECTS.

Our extremely limited operating history and the uncertain nature of the markets in which we compete make the prediction of future results of operations difficult or impossible. Therefore, our recent revenue growth should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. We believe that period-to-period comparisons of our results should not be relied upon as an indication of future performance.

WE CURRENTLY RECEIVE SUBSTANTIALLY ALL OF OUR REVENUES FROM A SINGLE PRODUCT.

We currently derive substantially all of our revenues from the sale of knowledge resources, which we sell a portion of through our kStore. Currently, some of the companies we have acquired do not yet have a comparable product to the kStore, however, they are no less dependent upon the sale of knowledge resources for their revenues. Any of a decline in demand for knowledge resources, an inability to integrate the kStore sales model into the companies we have recently acquired to efficiently sell knowledge resources, or an inability of the kStore to penetrate new markets as a result of competition, technological change or other factors would have a material adverse effect on our future results of operations and financial condition.

WE DEPEND IN PART ON UNPROVEN STRATEGIC ALLIANCES FOR GROWTH.

We have recently entered into several other important strategic alliances and our prospects depend significantly upon the development of these relationships. These relationships are described under "Business--Strategic Alliances." If these and any future strategic relationships into which we are able to enter do not generate significant levels of revenue, or are terminated or expire, our ability to become profitable could be adversely affected to a material extent. We intend to continue to actively seek strategic partners and are relying on such partnerships to generate a significant portion of RoweCom's growth in the medium term. RoweCom's strategic relationships, many of which have not yet generated significant amounts of revenue, are as yet unproven.

If our marketing and content arrangements with our strategic partners were lessened, curtailed, or otherwise modified, we might not be able to replace or supplement such marketing efforts or the content provided by such partners alone or with other companies. If these partners, which do not currently compete with us, were to reduce their joint marketing activities with us, further develop and market their own business-to-business service for purchasing and managing the acquisition of subscriptions and books, or market such services developed by a competitor, our business, results of operations and financial condition would be materially and adversely affected.

FUTURE ACQUISITIONS COULD HARM OUR BUSINESS.

We evaluate potential acquisitions on an ongoing basis. Acquisitions pose many risks, including that:

    - we may not be able to compete successfully for available acquisition candidates, complete future acquisitions or accurately estimate the financial effect on our company of any businesses we acquire;

    - future acquisitions may require us to spend significant cash amounts or may decrease our operating income;

    - we may have trouble integrating the acquired business and retaining personnel;

    - acquisitions may disrupt our business and distract our management from other responsibilities; and

    - to the extent that any of the companies, which we acquire, fail, our business could be harmed.

WE MAY HAVE DIFFICULTY IN MANAGING GROWTH.

Our business has grown rapidly in the last five years and must continue to do so in order for us to become profitable. Total revenues have increased from $324,000 in 1995 to $307.6 million in 1999. The number of our employees has grown from nine at December 31, 1995 to 705 at December 31, 1999, and the scope of our operating and financial systems has expanded significantly. This recent rapid growth has placed and, if sustained, will continue to place, a significant strain on our management and operations. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, client support and financial control systems, and effectively expand, train and manage our employee base. We cannot be certain that we will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on our future results of operations and financial condition.

AN INABILITY TO SUCCESSFULLY INTEGRATE OUR DAWSON ACQUISITION COULD ADVERSELY AFFECT OUR CURRENT OPERATIONS AND SUBJECT US TO ADDITIONAL FOREIGN REGULATION.

On October 4, 1999, we acquired all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation, and certain assets of U.K.-based Dawson Information Services Group from its publicly held parent, Dawson Holdings Plc. Dawson is engaged in the subscription services business, Web-based electronic information delivery and library information management software and services business. Integrating any newly acquired business or technologies is expensive and time-consuming. The acquired business had over 500 employees, an extensive customer base and a broad content offering. Accordingly, we cannot assure you that we will be able to integrate Dawson's business and operations successfully into our own. In order to manage our changing business, Dawson's management and other key employees must be assimilated into our own existing structure. However, we cannot assure you that we will be successful in retaining and integrating Dawson's key employees. Our success depends largely on the ability of our officers and key employees to operate effectively, both independently and as a group, and this ability may be impeded by the diversion of management's attention from other business concerns due to the Dawson acquisition. In addition, we cannot assure you that our systems, procedures and controls will be adequate to support the expansion and integration of our operations. In connection with the Dawson acquisition, we intend to convert all of Dawson's clients to our kStore or kLibrary from their existing services. We cannot assure you that we will not lose a substantial number of Dawson clients in the transition, which could lead to a decrease in Dawson's revenues.

We may not be able to operate the acquired business profitably, if at all. Because Dawson is based in the United Kingdom with operations in France, Canada and Spain, we will become subject to the laws and regulations of various countries. We may not always be able to operate the international Dawson business if we cannot comply with changes in tax and regulatory policies. Even if we are able to comply, such compliance may be cost prohibitive, and may result in the cessation of some or all of Dawson's international operations.

Any failure to successfully integrate Dawson into our business could materially delay or prevent our ability to operate profitably.

WE MAY HAVE TROUBLE OPERATING SUCCESSFULLY INTERNATIONALLY AS WE INTEGRATE OUR FOREIGN ACQUISITIONS.

A part of our strategy is to continue to expand into foreign markets. We have only recently begun to develop localized versions of our services and have little experience marketing and operating our services internationally. It may be difficult for us to do so successfully in the future. In order to expand overseas, we have made strategic acquisitions and entered into relationships with foreign business partners. In the third and fourth quarters of 1999, we acquired certain operations of two foreign companies, Dawson Holdings Plc and International Subscription Agencies Pty. Ltd., and have become an international organization in a very short period of time. We may experience difficulty in managing international operations because of distance, as well as language and cultural differences, and there can be no assurance that we or our future foreign business associates will be able to successfully market and operate our services in foreign markets. We also believe that, in light of substantial anticipated competition, it will be necessary to implement our business strategy quickly in international markets to obtain a significant share of the market. For a description of the risks associated with potentially rapid growth, see the risk factors captioned "FUTURE ACQUISITIONS COULD HARM OUR BUSINESS" and "WE MAY HAVE DIFFICULTY IN MANAGING GROWTH." In addition, we do not currently have the content necessary to conduct operations in many foreign markets. We are unlikely to be able to penetrate such markets unless we gain such content, either through partnerships with publishers or other content-providers in such markets, or possibly through additional acquisitions.

OUR PROSPECTS DEPEND ON OUR ABILITY TO SUCCEED AGAINST INTENSE COMPETITION IN THE KNOWLEDGE RESOURCE SALES MARKET.

The market for the sale of magazines, newspapers, journals and e -journals, books and other knowledge resources to businesses is intensely and increasingly competitive. We cannot be certain that we will maintain our competitive position against current and potential competitors, especially the significant number of such competitors with greater name recognition and client bases and greater financial, marketing, service, support, technical and other resources than we have.

We have not yet had significant direct competition from other companies offering a service for purchasing and managing the acquisition of subscriptions and books with management control features comparable to those of the kStore. However, we expect that such competition will develop in the near future and it may have an adverse impact on our business. Many of our competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements, and to devote greater resources to the development, promotion and sale of their service than we can. It is possible that our current or potential competitors will develop Internet-based services superior to those we have developed or adapt more quickly than we have to new technologies, evolving industry trends or changes in client requirements. Our market is still evolving and we cannot be certain that we will be able to compete successfully with current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our future results of operations and financial condition.

WE DEPEND ON REED ELSEVIER TO SUPPLY US WITH A SUBSTANTIAL NUMBER OF THE KNOWLEDGE RESOURCES WE SELL.

The primary supplier of the magazines and journals whose subscriptions we sell is Reed Elsevier, which supplied titles accounting for 23.3% and 15.8% of our sales for the year ended December 31, 1998 and 1999, respectively. We currently do not have a contract with Reed Elsevier. If Reed Elsevier stops offering us knowledge resources on favorable terms, we may not be able to offer clients competitive prices on their orders. If Reed Elsevier were to cease to provide us with knowledge resources, it would not be possible to obtain replacements for many of the titles Reed Elsevier publishes at a comparable price, if at all, from another supplier. Either of these events could have a material adverse effect on our financial condition and results of operations. Similarly, if any of the other publishers with whom we do business decided not to provide us with knowledge resources or decided to stop providing us with knowledge resources on favorable terms, it could have a material adverse effect on our financial condition and results of operations.

WE MAY NOT BE ABLE TO EXPAND OUR CATALOG OF KNOWLEDGE RESOURCES.

One of the key elements of our strategy is to continue to expand our catalog of knowledge resources. We gain content through acquisitions, entrance into strategic alliances and through contact with various publishers as we receive particular requests from clients. There can be no assurance that we will be able to continue to gain available content through strategic alliances or directly from publishers. In the event that we are unable to continue to increase our available content, we may:

    - be at a competitive disadvantage with respect to competitors that may compile greater libraries of available titles;

    - lose clients that rely upon us as a single-source of knowledge resources; and

    - be unable to increase the amount of revenue that is otherwise generated from particular clients.

Any of these effects could have a material adverse effect on our future results of operations and financial condition.

WE MAY NOT BE ABLE TO ESTABLISH OUR BRAND NAME.

We believe that establishing and maintaining the goodwill associated with our brand name is a critical aspect of attracting and expanding our client base, as well as of maintaining and building upon the competitive advantage of being the first company to provide businesses with an Internet-based subscription and book procurement system. We have not yet developed a strong brand name and if we fail to do so it could have a material adverse impact on our business. The importance of brand recognition will increase with competition. Promotion and enhancement of the kStore brand will depend largely on our success in continuing to provide high quality services, which cannot be assured. If users do not perceive the kStore to be comprehensive and of high quality, or if we introduce new features, or enter into new business ventures that are not favorably received by users, we will risk diluting the value of our brand name. If we are unable to provide high quality services, or otherwise fail to promote and maintain our brand name, or if we incur excessive expenses in an attempt to improve our services, or promote and maintain our brand name, our future results of operations and financial condition could be materially and adversely affected.

OUR FUTURE SUCCESS CURRENTLY DEPENDS ON THE SERVICES OF A SMALL NUMBER OF KEY PERSONNEL.

Our future operating results depend in significant part upon the continued services of a relatively small number of key technical and senior management personnel, particularly Dr. Richard R. Rowe, our Chairman, President and Chief Executive Officer. In addition our future results will depend significantly upon the following key technical, sales and managerial employees:

    - Eileen Bergquist, Vice President of Human Development and Chief People Officer;

    - Paul Burmeister, Senior Vice President and Chief Financial Officer;

    - Walter Crosby, Vice President and Chief Technical Officer;

    - Ronald Grigg, Vice President, Design and Development;

    - James Krzywicki, Senior Vice President and Chief of Knowledge Resources;
      and

    - Jeffrey Sands, Vice President of Business Development.

There can be no assurance that we will retain our key employees or that we will be successful in attracting, assimilating and retaining other highly qualified technical, sales and managerial personnel in the future. The loss of any of our key technical, sales and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on our future results of operations and financial condition.

WE MAY LOSE CLIENTS IF OUR SYSTEMS FAIL.

The performance of our computer and telecommunications equipment is critical to our reputation and achieving market acceptance of our services. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our online services could result in decreased usage of our services. If such failures occur often, it could reduce the attractiveness of our services to our users. An increase in the volume of the kStore orders could strain the capacity of the hardware employed by us, which could lead to slower response time or system failures. Our operations are also dependent in part upon our ability to protect our operating systems against physical damage from acts of nature, power loss, telecommunications failures, physical break-ins and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could have a material adverse effect on our future financial results. Our property and business interruption insurance may not be adequate to compensate us for all losses that may occur.

All of our computer and telecommunications equipment is located at our network facility in London, Ontario. We currently have no backup systems at other sites. Accordingly, there is a significant risk to our operations from a natural disaster or system failure at our London facility. We currently anticipate that we will be establishing redundant systems in our Westwood, Massachusetts headquarters, or elsewhere. We cannot assure you, however, that any such back-up systems will be online in the near future, or at all.

OUR REVENUES ARE SEASONAL IN NATURE.

We have historically experienced seasonal fluctuations in revenues because substantially all of our revenues have been generated in the fourth quarter of each year when most subscriptions are purchased or renewed by our clients. As a result of the seasonal nature of our cash flows, we will have to rely on bank financing and lines of credit to cover current operating expenses. Given these seasonal cash flow imbalances, if there was to be an unexpected demand for liquid capital, or if financing was not available on commercially reasonable terms, or at all, it would have a material adverse effect on our future results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Results of Operations."

OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUOUSLY ENHANCE OUR PRODUCT
OFFERINGS.

Our future success will depend on our ability to enhance our current products and to continue to develop and introduce new products and services that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving client requirements and otherwise achieve market acceptance. In particular, we believe that our future success will be dependent, in large part, upon market acceptance of the most recent version of the kStore. We cannot be certain that we will be successful in developing and marketing on a timely and cost-effective basis future services or service enhancements, or offer new services that respond to technological advances. Any failure by us to anticipate or respond adequately to changes in technology and client preferences, or any significant delays in other development efforts, could have a material adverse effect on our future results of operations and financial condition. Risks typical of e-commerce companies.

THE POSSIBLE SLOW ADOPTION OF INTERNET AND INTRANET SOLUTIONS BY BUSINESSES MAY HARM OUR PROSPECTS.

In order for us to be successful, intranets must continue to be adopted by businesses as the means of making information and electronic services available to employees. In addition, the Internet must continue to be adopted as an important means of buying and selling products and services. Because intranet and Internet usage is continuing to evolve, it is difficult to estimate with any assurance the size of this market and its growth rate, if any. To date, many businesses have been deterred from using intranets and the Internet for a number of reasons, including:

    - security concerns;

    - limited access to the corporate intranet;

    - lack of availability of cost-effective, high-speed service;

    - inconsistent quality of service;

    - potentially inadequate development of network infrastructure;

    - the inability to integrate business applications on these networks; and

    - the need to operate with multiple and frequently incompatible products.

BUSINESSES MAY NOT BROADLY ACCEPT ELECTRONIC PROCUREMENT OF KNOWLEDGE RESOURCES, WHICH COULD LIMIT POSSIBLE GROWTH IN OUR REVENUES.

Even if the Internet and intranets are widely adopted, the adoption of these networks for book and subscription procurement, particularly by companies that have relied on traditional means of procurement, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement may be reluctant to adopt a new strategy.

THE INTERNET MAY NOT BE ABLE TO ACCOMMODATE GROWTH IN E-COMMERCE FOR COMPANIES SUCH AS ROWECOM.

We depend upon the Internet to conduct our business and any problems in the functioning of the Internet could adversely affect our business. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their speed and quality-of-service requirements, it is possible that the infrastructure for the Internet will not be able to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and RoweCom's services in particular. If the infrastructure for the Internet does not effectively support growth that may occur, our future financial results will be materially adversely affected. Even if the required Internet infrastructure, standards and protocols are developed, we may be required to incur substantial expenditures in order to adapt our services to changing or emerging technologies, which could have a material adverse effect on our future results of operations and financial condition.

POTENTIAL IMPOSITION OF GOVERNMENT REGULATION ON E-COMMERCE AND LEGAL UNCERTAINTIES COULD LIMIT OUR GROWTH.

Few laws or regulations currently are directly applicable to access to, or commerce on, the Internet and we are not subject to direct government regulation, other than regulations applicable to businesses generally. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase the cost of our doing business or otherwise have a material adverse effect on our future results of operations and financial condition. A number of legislative and regulatory proposals relating to Internet commerce are under consideration by federal, state, local and foreign governments and, as a result, a number of laws or regulations may be adopted with respect to Internet user privacy, taxation, pricing, quality of products and services and intellectual property ownership. There is also uncertainty as to how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation.

THE IMPOSITION OF SALES TAX AND OTHER TAX OBLIGATIONS ON E-COMMERCE COULD AFFECT OUR FINANCIAL PERFORMANCE AND LIMIT OUR GROWTH.

We do not currently collect sales or other similar taxes with respect to our marketing of products and services, although we are currently reviewing the necessity of collecting sales taxes on certain of the products and services sold through our kStore. If one or more states or any foreign country were to require that we collect sales or other taxes on the sale of books and subscriptions through our system, it could have a material adverse effect on our future financial results. In addition, any requirement that we remit sales taxes for prior periods could have a material adverse effect on our financial condition and results of operations.

A number of proposals have been made at the federal, state and local levels that would impose taxes on the sale of goods and services through the Internet in circumstances where no tax or tax collection responsibility is presently thought to be imposed. Such proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect our future results of operation and financial condition.

There is currently in effect in the United States a three-year moratorium expiring on October 26, 2001 on new state and local taxes on Internet access and "multiple or discriminatory" taxes on e-commerce. Sales or use taxes imposed on those buying or selling products or services over the Internet are not generally affected by this moratorium. The full effect of this moratorium on our business is not clear. To the extent that the moratorium provides a material benefit, its expiration on October 20, 2001 could have a material adverse effect on our financial condition and results of operations.

POSSIBLE E-COMMERCE SECURITY BREACHES COULD HARM OUR BUSINESS.

We rely on encryption and authentication technology to effect secure transmission of confidential information, such as payment instruction sets. It is possible that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will result in a compromise or breach of the codes used by us to protect client transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and future results of operations and financial condition, and expose us to a risk of loss or litigation and possible liability. It is possible that our security measures will not prevent security breaches.

POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS.

Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of our intellectual property rights, as well as those of other companies in the Internet industry, is unknown. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our future financial results. In addition, we cannot be certain that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

EXECUTIVE OFFICERS & DIRECTORS

The following sets forth certain information with respect to the directors and executive officers of RoweCom as of December 31, 1999.

EXECUTIVE OFFICERS AND DIRECTORS
NAME                                          AGE                       POSITION
--------------------------------            --------   ------------------------------------------
Dr. Richard R. Rowe.......................     66      Chairman of the Board of Directors,
                                                       President, Chief Executive Officer and
                                                       Director

Eileen Bergquist..........................     56      Vice President, Human Development & Chief
                                                       People Officer

Paul Burmeister(1)........................     47      Senior Vice President and Chief Financial
                                                       Officer

Walter Crosby.............................     41      Vice President and Chief Technology
                                                       Officer

Ronald Grigg..............................     48      Vice President, Design and Development

James Krzywicki...........................     47      Senior Vice President & Chief of Knowledge
                                                       Resources

Jeffrey Sands.............................     55      Vice President, Business Development

Stephen Vozella...........................     53      Vice President, Fulfillment

Stanley Fung(2)(3)........................     42      Director

John Kennedy(2)...........................     41      Director

Thomas Lemberg(2)(3)......................     53      Director

Donald A.B. Lindberg, M.D. ...............     66      Director

Jerome Rubin..............................     74      Director

Philippe Villers(3).......................     64      Director

------------------------

(1) Mr. Burmeister was appointed Senior Vice President and Chief Financial Officer on February 2, 2000.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

DR. RICHARD R. ROWE, the founder of RoweCom, has served as Chairman of the Board, President and Chief Executive Officer of RoweCom since 1994. Prior to founding RoweCom, from 1979 to 1993, Dr. Rowe was the President and CEO of the Faxon Company, one of the world's largest library subscription agencies. Prior to joining Faxon, Dr. Rowe was the Associate Dean of the Harvard Graduate School of Education, Director of Harvard's interfaculty Doctoral Program in Clinical Psychology and Public Practice, and Director of the Cambridge office of the American Institutes for Research. Dr. Rowe holds a Ph.D. in clinical psychology.

EILEEN BERGQUIST has served as Vice President, Human Development and Chief People Officer of RoweCom since August 1999. Prior to joining RoweCom, from October 1997 to August 1999, Ms. Bergquist served as Vice President of Human Resources and Organizational Development at The Frontier Group. From
October 1985 to October 1997, Ms. Bergquist served in several senior level roles in leadership assessment and coaching for Motorola Information System Group and Banyan Systems Inc.

PAUL BURMEISTER has served as Senior Vice President and Chief Financial Officer since February 2000. Prior to joining RoweCom, Mr. Burmeister served in various senior management roles at Fidelity Investments since 1992, most recently as CFO for Fidelity Investments Systems Company. From 1981 to 1992, Mr. Burmeister served in several senior financial management positions with the Dun & Bradstreet Corporation. Prior to that, Mr. Burmeister served with Estee Lauder, American Can and Pepsi Co.

WALTER CROSBY has served as Vice President and Chief Technical Officer of RoweCom since June 1998. Prior to joining RoweCom, from October 1997 to
June 1998, Mr. Crosby was an independent consultant. From January 1995 to October 1997, Mr. Crosby was Chief Information Officer and Vice President for Information Systems for Computerworld, Inc. Prior to joining
Computerworld, Inc., Mr. Crosby was Corporate Director of Management Information Systems for Ziff Davis Publishing Company from June 1990 to January 1995.

RONALD GRIGG has served as Vice President, Design and Development of RoweCom since December 1994. Prior to joining RoweCom, from 1982 to 1994, Mr. Grigg served as the Director of Corporate Information Services for Faxon Canada Ltd. Prior to joining Faxon, Mr. Grigg was the Systems Analyst for R.J. Thompson Data Systems of London Ontario, where he designed customized accounting, inventory control and general ledger software.

JAMES KRZYWICKI has served as Senior Vice President and Chief of Knowledge Resources of RoweCom since September 1999. Prior to joining RoweCom, from
April 1999 to September 1999, Mr. Krzywicki served as the worldwide executive for distributed learning at IBM. From July 1992 to March 1999, Mr. Krzywicki served first as Vice President of Lotus Education and Certification and then as Vice President of Lotus Customer Support. Prior to joining Lotus, Mr. Krzywicki held a number of financial, operational, and international assignments at Prime Computer, Inc. and General Electric.

JEFFREY SANDS has served as Vice President, Business Development of RoweCom since November 1999. Prior to joining RoweCom, from June 1996 to November 1999, Mr. Sands served as Director of Business Development for EMC Corporation From June 1980 to June 1996, Mr. Sands held a number of senior-level positions in sales, marketing, and product development with Digital Equipment Corp.

STEPHEN VOZELLA has served as Vice President, Fulfillment of RoweCom since
June 1998. Prior to joining RoweCom, from September 1993 to October 1996,
Mr. Vozella served as Vice President and Chief Information Officer for Fund Services at First Data Investor Services Group. From May 1989 to June 1993,
Mr. Vozella held various senior management positions at Fidelity Investments including Vice President, Information Technology, Retail Investor Services, and Vice President/General Manager, Boston Telephone Operations.

STANLEY FUNG has served as a director of RoweCom since December 1998. Mr. Fung has been a managing director of Zero Stage Capital Company, a venture capital firm, since 1992. Prior to joining Zero Stage in 1992, Mr. Fung was an investment manager in Advent International, an international venture capital firm. Mr. Fung is also a director of Silknet Software, Inc.

JOHN KENNEDY has served as a director of RoweCom since February 1999.
Mr. Kennedy is Director of Sales of M/Net, a division of PSDI Limited. Prior to joining M/Net, from 1991 to 1997, Mr. Kennedy was the president of the Efficient Systems Division of A.R.M. Group Inc.

THOMAS LEMBERG has served as a director of RoweCom since May 1996. Mr. Lemberg is Senior Vice President, Global Alliances of the Polaroid Corporation. Prior to joining the Polaroid Corporation, from 1987 to 1995, Mr. Lemberg was the Vice President and General Counsel of Lotus Development Corporation.

DONALD A.B. LINDBERG, M.D. has served as a director of RoweCom since
December 1999. Dr. Lindberg has been the director of the National Library of Medicine, the world's largest biomedical library, since 1984. From 1992-1995, Dr. Lindberg served in a concurrent position as founding director of the National Coordination Office for High Performance Computing and Communications in the Office of Science and Technology Policy, Executive Office of the President. In 1996, Dr. Lindberg was named by the Health and Human Services Secretary to be the U.S. Coordinator for the G-7 Global Healthcare Applications Project.

JEROME RUBIN has served as a director of RoweCom since May 1995. Mr. Rubin has been Managing Director of Veronis, Suhler & Associates, Inc., an investment banking firm specializing in the media and communications industry since 1995. In 1973, Mr. Rubin founded and was the first president of LEXIS/NEXIS, the first online legal database service. From 1983 to 1991, Mr. Rubin was the Group Vice President/Chairman for Professional Information and Book Publishing at the Times Mirror Company.

PHILIPPE VILLERS has served as a director of RoweCom since August 1998.
Mr. Villers has been President and board member of GrainPro, Inc. since 1996. Since 1981, he has also served as founder, President, and board member of Families USA Foundation. From 1985 to 1988, Mr. Villers previously founded and led Cognition, Inc. where he served as President for three years. Prior to 1988, he co-founded Computervision, Inc. and Automatix, Inc.

ITEM 2.  PROPERTIES

RoweCom is headquartered in Westwood, Massachusetts where it occupies approximately 40,000 square feet. These facilities are used for executive office space, including sales and marketing and finance and administration, and client support. In addition, RoweCom maintains a regional office in the following locations, where it owns or leases office space.

                                       APPROXIMATE SPACE,
LOCATION:                               IN SQUARE FEET:                    TERMS:
---------                              ------------------   -------------------------------------
London, Ontario, Canada..............        20,000         Owns property

Outremont, Quebec, Canada............        10,000         Lease, 5 month term

Folkestone, Kent, UK.................        73,000         Lease, 1 year term

Cedex, France........................        30,000         Owns property

Madrid, Spain........................         1,500         Lease, 6 month term

Carlsbad, California.................        16,500         Lease, 6 month term

Chantilly, Virginia..................         4,800         Lease, 5 year term

Oregon, Illinois.....................        25,000         Owns property

Cambridge, Massachusetts.............         7,600         Lease, 7 year term

Montvale, New Jersey.................         4,500         Lease, 2 year term

Brisbane, Australia..................         5,000         Lease, 2 year term

Brisbane, Australia..................         2,500         Lease, 1 year term

These facilities are used for research and development, technical support and content acquisition.

ITEM 3.  LEGAL PROCEEDINGS

RoweCom is not a party to any material litigation, and believes that no litigation that has been threatened to be brought against RoweCom to date will have a material adverse effect on its financial position or results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

MARKET INFORMATION

The common stock is traded on the Nasdaq National Market under the symbol "ROWE". The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                              HIGH       LOW
                                                            --------   --------
Year Ended December 31, 1999
  First Quarter (from March 8, 1999)......................  $43.625    $25.500
  Second Quarter..........................................  $49.250    $14.000
  Third Quarter...........................................  $30.875    $14.938
  Forth Quarter...........................................  $50.375    $26.125

HOLDERS

As of March 10, 2000 there were 148 stockholders of record.

DIVIDENDS

RoweCom has never declared or paid cash dividends on its common stock. RoweCom intends to retain all future earnings to finance future growth, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On October 13, 1999, RoweCom entered into a Securities Purchase Agreement, pursuant to which RoweCom issued and sold to HFTP Investment L.L.C. and Leonardo, L.P., $20 million in aggregate original principal amount of convertible promissory notes, and warrants to purchase up to 224,000 shares of RoweCom's Common Stock. The notes are convertible into shares of RoweCom's Common Stock on the terms and conditions set forth in the Securities Purchase Agreement and the notes. RoweCom also has an option, subject to certain conditions, to require the investors to invest up to an additional $15 million in additional convertible notes and warrants. We intend to use the aggregate proceeds received from the issuance of convertible debt and the exercise of the warrants for general working capital purposes.

RoweCom is party to the Registration Rights Agreement, dated as of October 13, 1999, by and among RoweCom, HFTP Investment L.L.C. and Leonardo, L.P., under which RoweCom has granted HFTP Investment L.L.C. and Leonardo, L.P. rights to have an aggregate of up to 224,000 shares of RoweCom common stock issuable upon the exercise of warrants held by such persons, and an undetermined number of shares of RoweCom common stock issuable upon the exercise of convertible notes held by such person, registered under the Securities Act. According to the terms of the agreement, the warrant and note holders may demand that RoweCom file a short-form registration statement on Form S-3 no later than March 16, 2000, to be effective no later than June 30, 2000. The warrant and note holders have also been granted so-called "piggyback rights" to participate in any registration by the company of its stock during a specified period which ends on the earlier of all registrable shares becoming eligible for resale under Rule 144 or having been sold by the warrant holders.

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services Group in a transaction accounted for using the purchase method of accounting. RoweCom paid net consideration of $34.0 million in cash and issued approximately 94,000 shares of RoweCom's common stock, which were valued at $1.7 million, and paid acquisition costs of $2.3 million, as part of an aggregate net consideration of approximately
$35.7 million. Under the terms of the purchase agreement, RoweCom is obligated to issue an additional L4.0 million (approximately $6.5 million at December 31, 1999) of RoweCom common stock, at a price per share of approximately $17.62, as part of the purchase price for the acquisition, after making an adjustment based upon profit calculations for the period from the completion of the acquisition to December 31, 1999. RoweCom expects to issue these shares in the first half of 2000.

Under the terms of the purchase agreement, the initial 94,000 shares of RoweCom common stock issued to Dawson are to be registered as promptly as practicable following RoweCom's eligibility to use Form S-3, unless at such time RoweCom is not eligible to use Form S-3. In the event that additional shares of RoweCom common stock are issued to Dawson upon the happening of certain events under the Purchase and Sale Agreement, RoweCom will be required to file an additional registration statement covering such shares. RoweCom has the right to delay the initial registration of Dawson's shares up to 90 days if such registration could interfere with negotiation or completion of any transaction then contemplated by RoweCom or, alternatively, could involve disclosure obligations not in the best interests of RoweCom's stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following historical selected financial information of RoweCom is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included elsewhere in this document.

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1995       1996       1997       1998     1999(1)
                                                  --------   --------   --------   --------   --------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues........................................   $ 324     $ 3,116    $12,890    $19,053    $307,604
Cost of revenues................................     323       3,083     12,701     18,736     286,853
                                                   -----     -------    -------    -------    --------
    Gross profit................................       1          33        189        317      20,751
Operating expenses:
  Sales and marketing...........................     259         585      2,034      4,818      16,820
  Research and development......................     149         532        584      1,631       5,368
  General and administrative....................     171         351        751      1,561       9,457
  Stock based compensation......................      --          --         --         --         519
  Amortization of goodwill and intangibles......      --          --         --         --       2,721
                                                   -----     -------    -------    -------    --------
    Total operating expenses....................     579       1,468      3,369      8,010      34,885
                                                   -----     -------    -------    -------    --------
      Loss from operations......................    (578)     (1,435)    (3,180)    (7,693)    (14,134)
                                                   -----     -------    -------    -------    --------
Interest and other income, net..................       1           1         63        172         575
                                                   -----     -------    -------    -------    --------
      Loss before income taxes..................    (577)     (1,434)    (3,117)    (7,521)    (13,559)

Provision for income taxes......................       8          16        136        109       1,508
                                                   -----     -------    -------    -------    --------
      Net loss..................................   $(585)    $(1,450)   $(3,253)   $(7,630)   $(15,067)
                                                   =====     =======    =======    =======    ========
Basic and diluted pro forma net loss per share
  (2)...........................................      --          --         --    $ (1.87)   $  (1.59)
Shares used in computing basic and diluted pro
  forma net loss per share......................      --          --         --      4,079       9,489

                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
DOLLARS IN THOUSANDS
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities...........  $ 1,280    $ 16,974   $ 13,264
Working capital.............................................      185      15,447      7,629
Total assets................................................    2,108      20,284    215,608
Stockholders' (deficit) equity..............................  $(3,768)   $(12,251)  $ 60,155

------------------------

(1) Reflects the acquisitions of Corporate Subscription Services, Inc. in
    June 1999, International Subscription Agencies Pty. Ltd. in August 1999 and Dawson's Subscription Business in October 1999.

(2) Pro forma per share amounts are calculated by using the sum of (A) the weighted average number of shares of common stock outstanding during the period and (B) the weighted average number of shares of common stock issuable upon the conversion of shares of RoweCom's preferred stock outstanding during the period and the exercise of all outstanding stock purchase warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS ACT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION ABOUT THEMSELVES SO LONG AS THEY IDENTIFY THESE STATEMENTS AS FORWARD LOOKING AND PROVIDE MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE PROJECTED RESULTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. ROWECOM'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM MANAGEMENT'S EXPECTATIONS. THE FOLLOWING DISCUSSION AND THE SECTION ENTITLED "BUSINESS--ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" DESCRIBES SOME, BUT NOT ALL, OF THE FACTORS THAT COULD CAUSE THESE DIFFERENCES.

OVERVIEW OF ROWECOM'S OPERATIONS AND FINANCIAL PERFORMANCE

RoweCom provides businesses and their employees with an e-commerce solution for purchasing and managing the acquisition of magazines, newspapers, journals, e-journals, books and other knowledge resources through a corporate intranet or the Internet. We offer our clients access to the largest catalog of magazines, newspapers, journals, e-journals, books and other knowledge resources on the Internet. RoweCom allows employees to purchase knowledge resources easily and conveniently from their desktop computers and provides businesses with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. Our target clients are in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and financial services.

RoweCom began significant commercial operations in March 1996. We introduced our flagship product, the kStore, in June 1997. Since its inception, RoweCom has incurred significant net losses and, as of December 31, 1999, had an accumulated deficit of $29.3 million.

Substantially all of our revenues are generated by the sale of magazines, newspapers, journals, e-journals, books and other knowledge resources published by third parties. The sales price of each knowledge resource reflects the cost to RoweCom of the knowledge resource plus the fee retained by RoweCom. Prior to the fourth quarter of 1998, RoweCom only charged a fixed transaction fee. RoweCom currently receives either a flat fee or the difference between the price paid by the client and the publisher's discount price paid by RoweCom for the knowledge resource, or a combination of the two. The amount of these discounts varies by transaction and client. Clients can pay by several secure payment options including direct debit, procurement card and credit card. RoweCom, in some cases, finances the knowledge resource purchases of its clients and at December 31, 1999 had outstanding accounts receivable of $138.5 million.

RoweCom's services initially focused on academic libraries and centralized purchasing groups. Beginning in 1998, we have increasingly focused our sales and marketing efforts on corporate clients and on desktop purchases by individuals rather than centralized purchasing groups. We believe that an increase in the number of desktop purchasers at a client would increase the amount of revenue generated by such client.

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1(st). As purchases by individual employees increase as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year. Dawson Subscription Business, which was acquired by RoweCom in October 1999 by the purchase of certain assets of UK-based Dawson Information Services and all of the issued and outstanding capital stock of

Dawson, Inc., has experienced similar seasonality. For a more detailed discussion of the seasonality of our business, see "--Selected Quarterly Results of Operations," and "--Acquisition of Dawson."

Substantially all of RoweCom's expenses consist of the cost of the knowledge resources sold to its clients, which are variable, and sales and marketing, research and development and general and administrative expenses, which are relatively fixed. RoweCom's fixed expense levels have increased over time as its operations have expanded and are expected to continue to increase over the near and medium term. Management expects that expenses will increase primarily in sales and marketing as RoweCom increases its direct sales force and support staff, and in research and development, as RoweCom develops new technology to enhance its service. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. As a result, RoweCom may be unable to adjust fixed expense spending in a timely manner to compensate for any unexpected fluctuation or shortfall in revenue or gross profit. Any significant shortfall in gross profit in relation to RoweCom's fixed expenses would have an immediate adverse effect on RoweCom's results of operations.

In the third and fourth quarters of 1998, RoweCom entered into strategic alliances with barnesandnoble.com inc. and NewSub Services, Inc., each of which added substantial new content to our catalog as well as new distribution channels for our services. barnesandnoble.com will pay RoweCom a fixed percentage of the purchase price of every book sold either through RoweCom's kStore or barnesandnoble.com's Business Solutions service, other than sales to existing clients of the Business Solutions service as of the date of the agreement. RoweCom will pay barnesandnoble.com a fixed amount or percentage of the purchase price of every subscription sold by RoweCom's kStore or barnesandnoble.com's Business Solutions service, other than sales to existing RoweCom customers as of the date of the agreement. Under the terms of the agreement with NewSub Services, each party will earn revenue on titles sold through the other party's online distribution channel by receiving a percentage of the gross sales price or a transaction fee for each of its respective titles sold by the other party. These strategic alliances are not expected to generate material revenues, if any, until the second half of 2000. RoweCom has entered into other strategic relationships and intends to continue to enter into strategic relationships that will further increase content and add new distribution channels. RoweCom expects that the terms of most strategic alliances will include some element of revenue sharing between the parties. See "Business Strategic Alliances."

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc. for $5,726,000 in cash, subject to certain post-closing adjustments, and 16,260 shares of RoweCom's common stock, which were valued at approximately $250,000.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies Pty. Ltd. for $1,486,596 in cash.

ACQUISITION OF DAWSON

On October 4, 1999, pursuant to the terms of a purchase and sale agreement, dated as of September 16, 1999, between RoweCom, Dawson Holdings PLC and certain other Dawson-affiliated entities, RoweCom acquired:

    - all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation; and

    - certain assets of United Kingdom-based Dawson Information Services Group relating to subscription services, a state-of-the-art, Web-based information searching and retrieval tool, and library information management software and services.

The acquired Dawson group includes over 20,000 clients, 500 employees and operations in nine locations: Folkestone, UK; Paris, France; Madrid, Spain; London, Ontario; Montreal, Quebec; Westwood, Massachusetts; Oregon, Illinois; Chantilly, Virginia; and Carlsbad, California.

RoweCom paid net consideration of $34.0 million in cash and issued approximately 94,000 shares of RoweCom's common stock, which were valued at $1.7 million, and paid acquisition costs of $2.3 million, as part of an aggregate net consideration of approximately $35.7 million. Under the terms of the purchase agreement, RoweCom is obligated to issue an additional L4.0 million of RoweCom common stock, at a price per share of approximately $17.62, as part of the purchase price for the acquisition, after making an adjustment based upon profit calculations for the period from the completion of the acquisition to December 31, 1999. RoweCom expects to issue these shares in the first half of 2000.

We have historically experienced seasonal fluctuations in revenues because substantially all of our revenues have been generated in the fourth quarter of each year when most subscriptions are purchased or renewed by our clients. As a result of the seasonal nature of our cash flows, we will have to rely to a greater extent on bank financing and lines of credit and other sources of liquidity to cover current operating expenses during such periods.

ROWECOM'S GROSS MARGIN. RoweCom's gross margin has increased in each of the past three years from 1.08% in 1996 to 6.75% for the year ended December 31, 1999. The gross margin reflects:

    - the mix of products purchased by our clients;

    - the discount rates we are able to obtain from publishers;

    - our pricing structure; and

    - the amount of installation fees we earn as a proportion of total revenues.

We are seeking to increase RoweCom's gross margin by:

    - reassessing our pricing structure from time to time to take advantage of favorable market conditions;

    - increasing sales of higher margin products; and

    - obtaining greater discounts from publishers.

We believe that the combined effect of these strategies, which are discussed in greater detail below, will improve our gross margin. The companies acquired by RoweCom have historically shown higher gross margins than RoweCom. RoweCom expects that it will begin to realize the full effect of the improved margins during 2000. However, we cannot be certain that these strategies will be successful or of the timing or extent of any improvement.

PRICING. RoweCom generally purchases publications from publishers at a discount from the list price. These discounts vary widely from an average of 5% on high-priced scientific, technical and medical publications, whose average selling price is hundreds of dollars, to 80% for lower-priced general interest and large circulation magazines, whose average selling price is below $30. Until the fourth quarter of 1998, RoweCom's pricing strategy had been to pass the discount provided by the publisher on to the buyer and retain only a flat fee for each subscription sold. This aggressive pricing strategy was aimed at gaining market share quickly and establishing the RoweCom brand, but led to low gross margins.

In the fourth quarter of 1998, RoweCom began offering approximately 800 large circulation and general interest publications under its alliance with NewSub Services. RoweCom earns a 35% margin on initial orders and a 15% margin on renewals of these publications. RoweCom plans to aggressively promote these publications in 1999 in order to seek to improve gross margin overall.

In the first quarter of 1999, RoweCom began retaining a portion of the discounts it obtains from publishers on serials instead of passing such discounts on to customers, as it had done in the past. Nonetheless, RoweCom offers its large volume customers the guaranteed lowest price on the market for all subscriptions. RoweCom expects that this change in pricing will benefit RoweCom's gross margin, although no assurances can be given that this strategy will be successful.

PRODUCT MIX. RoweCom believes that its increased focus on corporate desktop purchases will result in increased sales of lower-priced items on which RoweCom retains a higher percentage of the sales price. Corporate libraries and central purchasing groups generally purchase higher-priced business and trade, scientific, technical and medical publications, while desktop purchases tend to be lower-priced business and trade, and general interest and large circulation publications. RoweCom's kStore is specifically designed to allow decentralized desktop purchases with centralized approval and reporting. This feature, combined with favorable pricing on lower-priced items and books, should increase sales of lower priced knowledge resources. Our increased focus on desktop sales may result in higher gross margins, but there can be no assurance that RoweCom's trend of increasing desktop purchases will continue or that, if continued, the trend will produce increased gross margin.

GREATER DISCOUNTS. We believe that the increasing volume of sales by RoweCom will increase the buying power of RoweCom and possibly allow us to negotiate higher discounts from publishers on the items we resell. This will provide the opportunity for higher gross margins and improved pricing. We cannot be certain, however, that our sales volumes will continue to increase or that we will be able to obtain greater discounts, or that any such changes will have a positive effect on RoweCom's gross margin.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES. Revenues for the year ended December 31, 1999 were $307.6 million, as compared to $19.1 million for the year ended December 31, 1998, an increase of $288.6 million or 1,511%. This increase resulted primarily from increased sales per client and growth in our client base, particularly related to the acquisition of Dawson. Transaction volumes for the year ended December 31, 1999 also increased significantly by 2,888% from the year ended December 31, 1998 from 48,000 to 1.4 million transactions, primarily due to volume increases related to the Dawson acquisition. The average selling price per transaction for the year ended December 31, 1999 was $214 as compared to $396 during the year ended December 31, 1998.

COST OF REVENUES. Cost of revenues in the year ended December 31, 1999 was $286.9 million as compared to $18.7 million during the year ended December 31, 1998, an increase of $268.1 million or 1,431%. As a percentage of revenues, cost of revenues decreased to 93% during the year ended December 31, 1999 as compared to 98% in the year ended December 31, 1998. This improvement was primarily due to the clients added by the Dawson acquisition. Installation revenue was $181,000 during the year ended December 31, 1999 and $41,000 during the year ended December 31, 1998.

SALES AND MARKETING. Sales and marketing expenses increased to $16.8 million during the year ended December 31, 1999 from $4.8 million in the year ended December 31, 1998, an increase of $12.0 million or 250%. This growth is primarily due to an increase of personnel and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $10.2 million in the year ended December 31, 1999 from $1.9 million in the year ended December 31, 1998. In addition, during the year ended December 31, 1999, RoweCom incurred approximately $1.6 million in advertising costs, which included the announcement of the Dawson acquisition.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5.4 million in the year ended December 31, 1999 from $1.6 million in the year ended December 31, 1998, an increase of $3.7 million or 231%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Consulting fees in connection with these improvements increased to $734,000 during the year ended December 31, 1999 from $376,000 in the year ended December 31, 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $9.5 million in the year ended December 31, 1999 compared to $1.6 million in the year ended December 31, 1998, an increase of $7.9 million or 494%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments. RoweCom has also incurred certain additional costs in its operation as a newly public company, including insurance, investor relations and accounting fees that resulted in an overall increase in expenses of $834,000 for the year ended December 31, 1999.

STOCK BASED COMPENSATION. Stock based compensation was $519,000 in the year ended December 31, 1999. Under an agreement among certain of RoweCom's shareholders, Working Ventures' Canadian Fund, Inc. was required to transfer an aggregate of 310,371 shares of common stock to RoweCom for transfer to certain other shareholders and option holders of RoweCom if Working Ventures' initial investment increased by 45% or more, on an annually compounded basis, and it is not legally restricted from selling these shares. As a result of the expiration of the initial public offering's lock up period on September 5, 1999, these conditions were satisfied and RoweCom was required to record a compensation charge equal to the aggregate fair market value of the common stock transferred by Working Ventures and eventually received by RoweCom option and warrant holders who are eligible to receive such shares as described above.

GOODWILL AMORTIZATION. Goodwill amortization was $2.7 million in the year ended December 31, 1999. As a result of the acquisitions of Corporate Subscription Services, Inc. and International Subscription Agencies Pty. Ltd., approximately $9.1 million in goodwill was recorded and is being amortized over a thirty-six month period from the date of the acquisitions.

SELECTED QUARTERLY RESULTS OF OPERATIONS

The following table presents unaudited quarterly consolidated statement of operations data for each of the four quarters during the years ended 1999. In management's opinion, this information has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this document, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results. The quarterly data should be read in conjunction with the audited consolidated financial statements of RoweCom and the notes thereto appearing elsewhere in this document.

                                                                        THREE MONTHS ENDED
                                                             -----------------------------------------
                                                             MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                             --------   --------   --------   --------
Revenues...................................................  $ 1,699    $ 1,981    $ 9,479    $294,445
  Cost of revenues.........................................    1,527      1,868      8,930     274,528
                                                             -------    -------    -------    --------
    Gross profit...........................................      172        113        549      19,917
Operating expenses:
  Sales and marketing......................................    1,894      2,653      3,525       8,748
  Research and development.................................      818      1,027        882       2,641
  General and administrative...............................      725      1,172      1,643       5,917
  Stock based compensation.................................       --         --        656        (137)
  Amortization of goodwill and intangibles.................       --        204        699       1,818
                                                             -------    -------    -------    --------
    Total operating expenses...............................    3,437      5,056      7,405      18,987
                                                             -------    -------    -------    --------
      Loss from operations.................................   (3,265)    (4,943)    (6,856)        930
Interest and other income, net.............................      251        817        605      (1,098)
                                                             -------    -------    -------    --------
      Loss before income taxes.............................   (3,014)    (4,126)    (6,251)       (168)

Provision for income taxes.................................       --         55          7       1,446
                                                             -------    -------    -------    --------
      Net loss.............................................  $(3,014)   $(4,181)   $(6,258)   $ (1,614)
                                                             =======    =======    =======    ========

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $111.9 million for the year ended December 31, 1999 as compared to $8.6 million for the year ended December 31, 1998. Cash used for the year ended December 31, 1999 resulted primarily from a net loss of $15.0 million, an increase in accounts receivable of $80.5 million, and a $71.6 million increase in deferred revenue. This was partially offset by a $40.0 increase in accounts payable. Cash used in operating activities for the year ended December 31, 1998 was primarily attributable to a net loss of $7.6 million and an increase in accounts receivable of $1.4 million.

Net cash used in investing activities for the year ended December 31, 1999 was $7.6 million, as compared to $597,000 for the year ended December 31, 1998. Cash used for the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd., and Dawson's Subscription Business net of cash acquired, was $5.1 million for the year ended December 31, 1999. Substantially all cash used in investing activities during the year ended December 31, 1998 was for the purchase of equipment and furnishings.

Net cash provided by financing activities was $116.0 million for the year ended December 31, 1999, as compared to $25.0 million for the year ended December 31, 1998. Proceeds from the initial public offering, net of underwriting discounts and offering costs, were $51.6 million, proceeds from loans were $41.2 million, and proceeds from the issuance of convertible debt, net of offering costs, was $19.2 million. During the year ended December 31, 1998, $23.3 million in cash provided by financing activities was from the sale of 4,586,599 shares of Class B redeemable convertible preferred stock and 4,586,599 shares of Class C redeemable convertible preferred stock. Prior to the initial public offering, RoweCom financed its operations primarily through sales of its equity securities in private placements. At December 31, 1999, RoweCom had cash and cash equivalents of $13.2 million, working capital of $7.6 million, debt of $61.0 million and stockholders' equity of $60.2 million.

RoweCom has historically funded its operations through sales of its preferred stock, our initial public offering and limited borrowings from third-party financing sources. During 1999, RoweCom entered into additional financing arrangements including the sale of convertible promissory notes and domestic and foreign credit facilities, and expects to meet its short and medium-term liquidity requirements through borrowings under these arrangements and use of its existing cash balances. RoweCom currently believes that these sources of liquidity will be sufficient to enable RoweCom to meet anticipated cash requirements through at least 2001. RoweCom may also gain additional liquidity through the use of cash balances of companies that it may acquire and, possibly, additional debt or equity financings. However, RoweCom cannot assure you that additional capital beyond the amounts currently forecasted by RoweCom will not be required nor that any required additional capital will be available on reasonable terms, if at all, at the time it may be required.

SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS. On October 13, 1999, RoweCom entered into a Securities Purchase Agreement with two investors under which RoweCom issued and sold notes convertible into RoweCom common stock in the aggregate principal amount of $20.0 million and warrants to purchase up to 224,000 shares of RoweCom's common stock at an exercise price of approximately $27.50 per share. The sale of the convertible notes and the warrants generated net proceeds of approximately $19.2 million for RoweCom. The notes are convertible into shares of RoweCom's common stock on the terms and conditions set forth in the Securities Purchase Agreement and the notes pursuant to calculations based upon the outstanding principal amount plus interest and the trading price of RoweCom common stock, provided that the notes may not be converted into RoweCom common stock until January 11, 2001, at the earliest, unless specified conditions occur causing an acceleration. RoweCom also has an option, subject to certain conditions, to require the investors to invest up to an additional $15.0 million in additional convertible notes and warrants. This option is not presently exercisable and may not become exercisable. RoweCom also granted the investors certain rights to require the registration under applicable securities laws of the shares of RoweCom common stock issuable upon conversion of the notes and exercise of the warrants.

REVOLVING LINES OF CREDIT. In October 1999, RoweCom (UK) Ltd., our wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to L3.0 with National Westminster Bank Plc. The line of credit is secured by a the grant of a security interest in RoweCom (UK) Ltd.'s accounts receivable. In addition, we have guaranteed the loan, up to an aggregate of approximately L5.4. The line of credit will be available to the borrower until April 2, 2000 and bear interest at the rate of the bank's base rate, plus 1%.

In October 1999, RoweCom France SARL entered into a credit agreement with Credit du Nord for an initial 70.0 million French Franc line of credit that will be reduced on February 29, 2000 to a 30.0 million French Franc line of credit. The line of credit will be available from December 1, 2000 to May 31, 2000 and bears interest at the rate of EURIBOR plus 0.40%. The facility has been guaranteed by RoweCom, and RoweCom has agreed to maintain 100% ownership of RoweCom France SARL at all times while any amounts are outstanding under the facility, which terminates December 31, 2000, unless renewed.

On November 3, 1999, RoweCom France SARL, a wholly owned subsidiary of RoweCom, entered into a credit facility with Barclays Bank Plc that permits a maximum borrowing of 100.0 million French Francs, limited to 100.0 million francs per transaction. The line of credit is for unlimited duration and bears interest at the rate of the average monthly financial market rate plus 1%. The line of credit also provides for a 100.0 million French Franc daily overdraft that is available from November 1 to May 31 each year, and bears interest at the rate of EURIBOR plus 0.50%.

In December 1999, RoweCom France SARL established a line of credit with Banque Nationale de Paris for 80.0 million French Francs. Borrowing under the facility is limited to 110% of RoweCom France's accounts receivable, and accrues interest at the rate of EURIBOR plus 0.55%. The line of credit will be reduced to
35.0 million French Francs after April 1, 2000 and will expire on June 16, 2000.

On December 14, 1999, three wholly owned subsidiaries of RoweCom's wholly owned subsidiary Dawson, Inc., entered into a revolving line of credit with a financial institution in the aggregate amount of $35.0 million. The line of credit is secured by a lien on all of the assets, accounts receivable and after acquired property of the three subsidiaries of Dawson. In addition, RoweCom and Dawson have signed unconditional guaranties of full payment of the loan made to the three subsidiaries. The entire unpaid principal balance of the loan becomes due May 31, 2000, with interest payments due on the last business day of each month. The revolving line of credit is scheduled to terminate on November 28, 2000, but under some conditions may be extended for an additional 364-day period. The borrowings of the subsidiaries under the revolving credit loans bear interest at the lender's prime rate. If its subsidiaries default on these loans, RoweCom may ultimately have to pay any unpaid balances on the line of credit. As of December 31, 1999, the aggregate amount borrowed under the line of credit was $19.6 million.

IMPACT OF YEAR 2000 ISSUE ON OPERATIONS AND FINANCIAL CONDITION OF ROWECOM

As many computer systems and other equipment with imbedded control chips or microprocessors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. To the extent that a business system does not fail or make miscalculations as a result of the Year 2000 date change, such a system is described as being "Year 2000 Compliant." While RoweCom believes that it has been taking adequate steps to make sure that its business systems are Year 2000 Compliant, and did not incur material costs in preparing for the Year 2000 date change, achieving complete Year 2000 Compliance is subject to various risks and uncertainties, and there can be no assurance that the Year 2000 date change will not lead to failures of such systems that may have a material adverse effect on RoweCom's future results of operations and financial condition.

RoweCom has been aware of the possible impact of Year 2000 issues on its operations since inception and has focused on making its business systems Year 2000 Compliant since that time. Most of this effort has been focused upon business systems owned or operated by RoweCom or third parties, the failure of which would directly and adversely affect RoweCom's ability to provide its services or would otherwise affect revenues or reliability for such a period of time as to lead to unrecoverable consequences.

During 1999, approximately two employees of RoweCom were working either on a full-time or part-time basis on Year 2000 Compliance issues and related issues, such as back-office processing and integration of RoweCom's catalog with its strategic partners. At present, no employees are working full-time on Year 2000 Compliance issues.

RoweCom has focused, and will continue to focus, its Year 2000 Compliance efforts on the following types of critical systems:

IN-HOUSE INFORMATION TECHNOLOGY. RoweCom has developed an application for use in all client operations, including order processing and report generation. This application, which was designed and developed entirely by RoweCom's in-house development staff, was designed to be Year 2000 Compliant. Accordingly, RoweCom did not incur, and does not expect in the future to incur, any material costs as a result of any year 2000 problems with its in-house information technology. RoweCom does not believe that any of its other in-house information technology systems are critical systems.

THIRD PARTY INFORMATION TECHNOLOGY. RoweCom believes the only information technology licensed from third parties that constitutes a critical system is the Navision accounting software used by RoweCom's finance and human resources departments and deployed on a client-server system. In its contract with RoweCom, Navision represents that its system is Year 2000 Compliant. To date, RoweCom has not experienced any problems with this application as a result of the year 2000 date change.

THIRD PARTY OPERATIONS. The critical systems maintained by third parties include the Electronic Data Interchange transaction system, also known in the industry as "EDI," which carries out RoweCom's transactions with publishers, the CyberCash credit card transaction processing system that RoweCom uses to clear credit card purchases, the Automated Clearing House transaction system, also known in the industry as "ACH," pursuant to which RoweCom clears automatic debit purchases, and the catalog and purchasing operations maintained by barnesandnoble.com. To date, RoweCom has not experienced any problems with these systems as a result of the year 2000 date change.

RoweCom believes that it has already incurred the majority of the expenses that it expects to incur to deal with Year 2000 issues. RoweCom has funded costs incurred to date from working capital and prior financings and will fund any additional costs incurred from working capital.

Although RoweCom currently believes that the critical systems that it operates will be Year 2000 Compliant, there can be no assurance that all of such systems and the other critical systems maintained by third parties on behalf of RoweCom will continue to be Year 2000 Compliant. A failure by any of RoweCom's critical systems to be Year 2000 Compliant could have a material adverse effect upon its future results of operations and financial condition.

RoweCom is not able to assess the impact of the year 2000 date change on its clients. In the event that a significant number of its clients face difficulties as a result of the year 2000 date change, such clients may be unable to process purchases through the kStore, or may face budgetary constraints that limit knowledge resource purchasing. Any diminished purchasing by RoweCom's clients as a result of year

2000 difficulties could have a material adverse effect on RoweCom's future results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At December 31, 1999 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non-U.S. currencies was $1.7 million. A 10% decrease in exchange rates for these currencies would decrease the fair value by approximately $288,000. However, since these contracts hedge non-U.S. currency transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 1999 and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at December 31, 1999 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical fair value was not materially different from the year-end carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement
No. 133," in fiscal year 2001. To date we have not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in RoweCom's first quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. RoweCom does not expect the adoption of SAB 101 to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ROWECOM INC.

Report of Independent Accountants...........................      40

Consolidated Balance Sheets at December 31, 1998 and 1999...      41

Consolidated Statements of Operations for the years ended
December 31, 1997, 1998 and 1999............................      42

Consolidated Statements of Stockholders' (Deficit) Equity
for the years ended December 31, 1997, 1998 and 1999........      43

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1998 and 1999............................      44

Notes to Consolidated Financial Statements..................      45

DAWSON'S SUBSCRIPTION BUSINESS (AN ACQUIRED BUSINESS OF
ROWECOM INC.)

Report of Independent Accountants...........................      66

Combined Balance Sheets at September 30, 1998 and October 2,
1999........................................................      67

Combined Statements of Operations for the years ended
September 30, 1997 and 1998 and October 2, 1999.............      68

Combined Statements of Cash Flows for the years ended
September 30, 1997 and 1998 and October 2, 1999.............      69

Notes to Combined Financial Statements for the years ended
September 30, 1997 and 1998 and October 2, 1999.............      70

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of RoweCom Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of RoweCom Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 10, 2000

                                  ROWECOM INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              -------------------
                                                                AT DECEMBER 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 16,974   $ 13,264
  Accounts receivable (net of allowance for doubtful
    accounts of
    $60 and $1,847).........................................     1,982    137,512
  Other current assets......................................       604     12,306
                                                              --------   --------
    Total current assets....................................    19,560    163,082

Property and equipment, net.................................       632     10,787
Deferred tax asset..........................................        76         --
Goodwill, net...............................................        --      7,411
Intangible and other assets, net............................        16     34,328
                                                              --------   --------
    Total assets............................................  $ 20,284   $215,608
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY:
Current liabilities:
  Accounts payable..........................................       366     51,595
  Accrued expenses..........................................       810      9,005
  Accrued compensation......................................       356      2,511
  Customer advances.........................................       923     20,095
  Deferred revenue..........................................        --     11,187
  Loans payable.............................................     1,658     61,060
                                                              --------   --------
    Total current liabilities...............................     4,113    155,453

Commitments (Note 9)

Class A Redeemable Convertible Preferred stock, $.01 par
  value, 5,000,000 shares authorized, 1,772,857 shares
  issued and outstanding December 31, 1998, none outstanding
  at December 31, 1999......................................     4,636         --
Class B Redeemable Convertible Preferred stock, $.01 par
  value, 8,000,000 shares authorized, 6,326,610 shares
  issued and outstanding December 31, 1998, none outstanding
  at December 31, 1999......................................     8,198         --
Class C Redeemable Convertible Preferred stock, $.01 par
  value, 5,000,000 shares authorized, 4,586,599 shares
  issued and outstanding December 31, 1998, none outstanding
  at December 31, 1999......................................    15,588         --
Stockholders' (deficit) equity:
  Common stock, $.01 par value, 34,000,000 shares
    authorized; 1,526,180 shares issued and outstanding at
    December 31, 1998 and 10,377,559 shares issued and
    outstanding at December 31, 1999........................        15        104
  Additional paid-in capital................................     1,710     89,907
  Treasury stock, at cost...................................       (53)       (53)
  Accumulated deficit.......................................   (13,901)   (29,338)
  Accumulated other comprehensive loss......................       (22)      (465)
                                                              --------   --------
    Total stockholders' (deficit) equity....................   (12,251)    60,155
                                                              --------   --------
    Total liabilities and stockholders' (deficit) equity....  $ 20,284   $215,608
                                                              --------   --------

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ROWECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              ------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $12,890    $19,053    $307,604
Cost of revenues............................................   12,701     18,736     286,853
                                                              -------    -------    --------
      Gross profit..........................................      189        317      20,751
Operating expenses:

  Sales and marketing (exclusive of the non-cash stock
    compensation expense of $85 at December 31, 1999).......    2,034      4,818      16,820

  Research and development (exclusive of the non-cash stock
    compensation expense of $164 at December 31, 1999)......      584      1,631       5,368

  General and administrative (exclusive of the non-cash
    stock compensation expense of $270 at December 31,
     1999)..................................................      751      1,561       9,457
  Stock based compensation..................................       --         --         519
  Amortization of goodwill and intangibles..................       --         --       2,721
                                                              -------    -------    --------
    Total operating expenses................................    3,369      8,010      34,885
                                                              -------    -------    --------
      Loss from operations..................................   (3,180)    (7,693)    (14,134)
Interest and other income, net..............................       63        172         575
                                                              -------    -------    --------
      Loss before income taxes..............................   (3,117)    (7,521)    (13,559)
Provision for income taxes..................................      136        109       1,508
                                                              -------    -------    --------
      Net loss..............................................   (3,253)    (7,630)    (15,067)
                                                              =======    =======    ========
Accretion of dividends on redeemable preferred stock........     (184)      (762)       (370)
                                                              -------    -------    --------
      Net loss to common stockholders.......................  $(3,437)   $(8,392)   $(15,437)
                                                              =======    =======    ========
Basic and diluted net loss per share
Historical
  Basic and diluted net loss per share to common
    stockholders............................................  $ (2.22)   $ (5.49)   $  (1.80)
  Weighted average shares used in computing basic and
    diluted net loss per share..............................    1,552      1,528       8,558
Pro forma
  Basic and diluted net loss per share to common
    stockholders............................................                        $  (1.59)
  Weighted average shares used in computing basic and
    diluted net loss per share..............................                           9,489

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ROWECOM INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                ----------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                    COMMON              ADDITIONAL   TREASURY                           OTHER
                                     STOCK     COMMON      PAID-IN   STOCK AT    ACCUMULATED    COMPREHENSIVE
                                    SHARES      STOCK      CAPITAL       COST        DEFICIT    INCOME (LOSS)      TOTAL
                                ----------   --------   ----------   --------   ------------   --------------   --------
Balance, December 31, 1996....   1,551,819     $ 16      $ 1,709         --       $ (2,072)        $   9        $   (338)
Shares canceled upon
  dissolution of Rowe
  Communications, Inc.........      (7,679)      --           --         --             --            --              --
Accretion of dividends on
  preferred stock to
  redemption value............          --       --           --         --           (184)           --            (184)
Net loss......................          --       --           --         --         (3,253)           --          (3,253)
Accumulated other
  comprehensive income........          --       --           --         --             --             7               7
Comprehensive loss............          --       --           --         --             --            --              --
                                ----------     ----      -------       ----       --------         -----        --------

Balance, December 31, 1997....   1,544,140       16        1,709         --         (5,509)           16          (3,768)
Accretion of dividends on
  preferred stock to
  redemption value............          --       --           --         --           (762)           --            (762)
Exercise of stock options.....         698       --            1         --             --            --               1
Purchase of treasury stock
  shares......................     (18,658)      (1)          --       $(53)            --            --             (54)
Net loss......................          --       --           --         --         (7,630)           --          (7,630)
Accumulated other
  comprehensive loss..........          --       --           --         --             --           (38)            (38)
Comprehensive loss............          --       --           --         --             --            --              --
                                ----------     ----      -------       ----       --------         -----        --------

Balance, December 31, 1998....   1,526,180       15        1,710        (53)       (13,901)          (22)        (12,251)
Conversion of preferred stock
  to common stock upon initial
  public offering.............   4,996,286       50       27,344         --                           --          27,394
Issuance of common stock under
  initial public offering, net
  of expenses.................   3,565,000       36       52,991         --             --            --          53,027
Accretion of dividends on
  preferred stock to
  redemption value............          --       --           --         --           (370)                         (370)
Issuance of common stock in
  connection with the
  acquisition of Corporate
  Subscriptions Service.......      16,260       --          250         --             --            --             250
Issuance of common stock in
  connection with the
  acquisition of Dawson's
  Subscription Business.......      93,733        1        1,650         --             --            --           1,651
Exercise of stock options.....     167,274        2          196         --             --            --             198
Issuance of stock under
  Employee Stock Purchase
  Plan........................      12,826       --          182         --             --            --             182
Beneficial conversion feature
  and stock warrant value
  issued with convertible
  debt........................          --       --        5,065         --             --            --           5,065
Stock based compensation......          --       --          519         --             --            --             519
Net loss......................          --       --           --         --        (15,067)           --         (15,067)
Accumulated other
  comprehensive loss..........          --       --           --         --             --          (443)           (443)
Comprehensive loss............          --       --           --         --             --            --              --
                                ----------     ----      -------       ----       --------         -----        --------

Balance, December 31, 1999....  10,377,559     $104      $89,907       $(53)      $(29,338)        $(465)       $ 60,155
                                ==========     ====      =======       ====       ========         =====        ========

                                --------------

                                 COMPREHENSIVE
                                          LOSS
                                --------------
Balance, December 31, 1996....
Shares canceled upon
  dissolution of Rowe
  Communications, Inc.........
Accretion of dividends on
  preferred stock to
  redemption value............
Net loss......................     $ (3,253)
Accumulated other
  comprehensive income........            7
                                   --------
Comprehensive loss............     $ (3,246)
                                   ========
Balance, December 31, 1997....
Accretion of dividends on
  preferred stock to
  redemption value............
Exercise of stock options.....
Purchase of treasury stock
  shares......................
Net loss......................     $ (7,630)
Accumulated other
  comprehensive loss..........          (38)
                                   --------
Comprehensive loss............     $ (7,668)
                                   ========
Balance, December 31, 1998....
Conversion of preferred stock
  to common stock upon initial
  public offering.............
Issuance of common stock under
  initial public offering, net
  of expenses.................
Accretion of dividends on
  preferred stock to
  redemption value............
Issuance of common stock in
  connection with the
  acquisition of Corporate
  Subscriptions Service.......
Issuance of common stock in
  connection with the
  acquisition of Dawson's
  Subscription Business.......
Exercise of stock options.....
Issuance of stock under
  Employee Stock Purchase
  Plan........................
Beneficial conversion feature
  and stock warrant value
  issued with convertible
  debt........................
Stock based compensation......
Net loss......................     $(15,067)
Accumulated other
  comprehensive loss..........         (443)
                                   --------
Comprehensive loss............     $(15,510)
                                   ========
Balance, December 31, 1999....

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ROWECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              ------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                  1997          1998          1999
                                                              --------      --------      --------
Cash flows from operating activities:
  Net loss..................................................  $(3,253)      $(7,630)      $(15,067)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................       80           212          3,915
  Loss on sale of marketable securities.....................                                   (76)
  Amortization of discount on convertible notes.............       --            --            675
  Stock based compensation..................................                                   519
  Loss on disposal of intangibles...........................       29            --             --
  Other non-cash items......................................       --            --           (103)
Changes in operating assets and liabilities:
  Accounts receivable.......................................      360        (1,398)       (80,500)
  Other current assets......................................     (158)         (372)        (1,759)
  Accounts payable..........................................       23           202         40,021
  Income taxes payable......................................      126          (121)           129
  Accrued expenses and accrued compensation.................      479           482          5,068
  Customer advances.........................................       --            --          6,820
  Deferred revenue..........................................       --            --        (71,571)
                                                              -------       -------       --------
  Net cash used in operating activities.....................   (2,314)       (8,625)      (111,929)

Cash flows from investing activities:
  Purchase of property and equipment........................     (203)         (596)        (1,681)
  Cash paid for debt issuance costs.........................      (26)           (1)          (802)
  Cash paid to acquire business, net of cash acquired.......       --            --         (5,153)
                                                              -------       -------       --------
  Net cash used in investing activities.....................     (229)         (597)        (7,636)

Cash flows from financing activities:
  Net proceeds from issuance of common stock and common
    stock warrants..........................................    3,712        23,363         57,324
  Loan proceeds.............................................      128         2,508         60,386
  Loan repayments...........................................      (38)         (850)        (1,658)
  Purchase of treasury stock................................       --           (53)            --
                                                              -------       -------       --------
  Net cash provided by financing activites..................    3,802        24,968        116,052

  Effect of exchange rates on cash..........................        7           (52)          (197)

  Net increase (decrease) in cash and cash equivalents......    1,266        15,694         (3,710)
Cash and cash equivalents, beginning of period..............       14         1,280         16,974
                                                              -------       -------       --------
Cash and cash equivalents, end of period....................  $ 1,280       $16,974       $ 13,264
                                                              =======       =======       ========
Supplementary information:
  Conversion of loan payable into preferred stock...........  $   300            --             --
  Accretion of preferred stock..............................  $   184       $   762       $    370
  Issuance of common stock in connection with purchase
    acquisitions............................................       --            --       $  1,901
  Income taxes paid.........................................       --       $   211             --
  Interest paid.............................................  $    10       $    19             --

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ROWECOM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

RoweCom Inc. ("RoweCom"), was formed as Rosewood Knowledge Management, Inc. on January 12, 1994, and was renamed as Rowe Communications, Inc. in
February 1995, to provide Internet-based knowledge acquisition and management services. RoweCom's principal product is the knowledgeStore (the "kStore"). The kStore allows knowledge workers, librarians, and purchasing agents to order, pay for, and manage the purchase of knowledge resources. RoweCom provides each client's organization with its own highly customized "company store" which facilitates the ordering, payment and management of subscriptions to magazines, newspapers and journals as well as other knowledge resources electronically through RoweCom's online catalog. The kStore allows ordering from a decentralized or centralized environment, the inclusion of built-in approval levels, and the automation of enterprise-wide reporting.

In July 1996, Rowe Communications, Inc. transferred substantially all of its assets and liabilities to RoweCom LLC in exchange for a 97% interest in RoweCom LLC, which is a limited liability company formed under the laws of the State of Delaware. In April 1997, RoweCom LLC merged with RoweCom. The merger had no significant impact on RoweCom's financial statement presentation.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., a New Jersey Corporation, in a transaction accounted for using the purchase method of accounting.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies, Pty. Ltd., an Australian corporation, in a transaction accounted for using the purchase method of accounting.

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services Group.

The consolidated financial statements include the accounts of RoweCom and its wholly owned subsidiaries. All significant intercompany accounts and transactions between RoweCom and its wholly owned subsidiaries, included in the accompanying financial statements, have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less from the date of purchase and whose carrying amounts approximate fair value due to the short maturity of the investments.

REVENUES

Revenues are principally generated from subscription orders for third-party publications. The sales price of each knowledge-resource reflects the cost to RoweCom of the knowledge-resource plus the fee retained by RoweCom. Revenue is recognized from subscription services upon receipt of the customer order and placement of the order with the publisher.

Revenues for the customization of the kStore on customers' intranets are recognized upon completion. Revenues related to transaction fees paid by third parties for transactions sourced from RoweCom's

                                  ROWECOM INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) kStore site are recognized when reported by the third-party. Revenues earned from customizations and revenues related to transaction fees paid by third parties were immaterial for the years ended December 31, 1997, 1998 and 1999.

RESEARCH AND DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

Costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product or enhancement is available for general release to customers. Amortization is based on the straight-line method over the remaining estimated life of the product. To date, software production costs eligible for capitalization have been immaterial.

ADVERTISING COSTS

RoweCom expenses advertising costs as incurred. Advertising expense for the years ended 1997, 1998 and 1999 was $227,000, $245,000 and $1.6 million respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated lives of the related assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the net assets acquired. Goodwill amortization is recorded using the straight-line method over three years. The carrying value of goodwill and intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment or that the useful lives of these assets are no longer appropriate. To date, no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

CUSTOMER ADVANCES

Customer advances represent funds advanced by customers for the future purchase of publications not yet identified.

DEFERRED REVENUE

Deferred revenue represents specific customer orders to be placed with publishers in a subsequent period.

                                  ROWECOM INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

RoweCom accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Prior to its merger into RoweCom in April 1997, RoweCom LLC was a limited liability company for which all U.S. income and losses flowed through to its members and are, therefore, not available to offset future taxable income of RoweCom.

OTHER COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive income and other comprehensive income in the Statement of Stockholders' (Deficit) Equity. Other comprehensive loss consists primarily of cumulative translation adjustments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose RoweCom to concentrations of credit risk consist primarily of trade accounts receivable. RoweCom performs ongoing evaluations of customers' financial condition, in certain cases requires advances from customers for future purchases and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management expectations. Our customer base consists of large numbers of geographically diverse customers, dispersed across many industries. No customer represents greater than 2% of total accounts receivable at December 31, 1998 and 1999.

FOREIGN CURRENCY TRANSLATION

All assets and liabilities of RoweCom's subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated using average exchange rates during the year. The resulting translation adjustments are recorded as a component of stockholders' (deficit) equity. Transaction gains and losses are recognized in the statement of operations.

OFF-BALANCE SHEET RISK

RoweCom operates internationally, which exposes it to market risks brought on by changes in foreign exchange rates. Accordingly, RoweCom enters into foreign currency forward contracts as a hedge against foreign exchange rate risk. RoweCom does not hold or issue derivative financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

RoweCom's hedging activities do not subject RoweCom to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the transactions being hedged. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The

                                  ROWECOM INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is made until the time it is settled.

The objective of RoweCom's foreign currency hedging activities is to protect RoweCom from the longer-term risk that the eventual dollar-value equivalent of net cash inflows resulting from foreign currency denominated sales will be adversely affected by changes in the exchange rates. Contracts used to hedge foreign currency denominated sales have average maturities at inception of less than one year.

RoweCom's accounting for foreign currency forward contracts used as a means of hedging exposure to foreign currency exchange risk is in accordance with the concepts established in SFAS No. 52, "Foreign Currency Translation," and various EITF pronouncements. The carrying amount of the foreign currency forward contracts is the fair value, which is determined by applying year-end market rates to the notional contract amounts. Gains and losses on foreign forward currency contracts are recognized in the statement of operations. The contract premiums or discounts are amortized over the life of the foreign exchange contracts and are recognized in other income. The cash flows generated from forward contracts are reported as arising from operating activities in the Consolidated Statements of Cash Flows.

At December 31, 1999, the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non-U.S. currencies were $1.7 million.

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to provide estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

RoweCom has a limited operating history, has never achieved profitability and is subject to the risks and uncertainties encountered by start-up companies such as the uncertain nature of the markets in which RoweCom competes and the risk that RoweCom may be unable to manage any future growth successfully. RoweCom's ultimate success is dependent upon its ability to raise additional capital and to successfully develop and market its services.

In addition, RoweCom is subject to the risks encountered by companies relying on the continued growth of online commerce and Internet infrastructure. The risk includes the use of the Internet as a viable commercial marketplace and the potentially inadequate development of the necessary network infrastructure. One supplier provided 24%, 23% and 16% of knowledge resources sold by RoweCom for the years ended December 31, 1997, 1998 and 1999, respectively. If this supplier were to cease providing knowledge resources at favorable prices RoweCom may be unable to offer competitive prices to its customers.

Finally, RoweCom has historically experienced seasonal fluctuations in revenues. This pattern may be expected to continue and results of financial operations within any fiscal year cannot be expected to be representative.

                                  ROWECOM INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRIOR YEAR RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. NET LOSS PER COMMON SHARE

Basic net loss per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were issued, exercised or converted into common stock. Dilutive common share equivalents consist of stock options and warrants calculated using the treasury stock method.

The pro forma net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. In the computation of pro forma net loss per share, accretion of preferred stock to the mandatory redemption amount is not included as an increase to net loss. Also, the pro forma net loss per common share gives effect to the exchange of all outstanding preferred stock of RoweCom Canada into preferred stock of RoweCom, the mandatory conversion of all outstanding shares of preferred stock into shares of common stock and the exercise of all outstanding stock purchase warrants.

The following is a calculation of net loss per share:

                                                              ------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  1997       1998       1999
                                                              --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Historical
  Basic and diluted:
    Net loss to common stockholders.........................  $(3,437)   $(8,392)   $(15,437)
    Weighted average number of common shares................    1,552      1,528       8,558
    Net loss per common share--basic and diluted............  $ (2.22)   $ (5.49)   $  (1.80)
Pro forma
  Basic and diluted:
    Net loss................................................                        $(15,067)
    Weighted average number of common shares................                           8,558
    Weighted average assumed number of shares upon
      conversion of preferred stock and the net exercise of
      all outstanding stock purchase warrants...............                             931
                                                                                    --------
  Total weighted average number of shares used in...........                           9,489
  Basic and diluted pro forma net loss per common share.....                        $  (1.59)

Options to purchase shares of RoweCom's stock totaling 155,328, 470,328 and 908,315 at December 31, 1997, 1998 and 1999, respectively, preferred stock purchase warrants totaling 120,698 at December 31,

                                  ROWECOM INC.

2. NET LOSS PER COMMON SHARE (CONTINUED)
1997 and 1998 and common stock warrants totaling 224,000 at December 31, 1999 were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been antidilutive.

3. OTHER CURRENT ASSETS

The components of other current assets were as follows:

                                                              -------------------
                                                                  AT DECEMBER 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Dawson receivable...........................................      --     $ 8,390
Other current assets........................................    $604       3,916
                                                                ----     -------
                                                                $604     $12,306
                                                                ====     =======

4. PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

                                                              ---------------------------------
                                                                              AT DECEMBER 31,
                                                              USEFUL LIFE   -------------------
                                                                  (YEARS)     1998         1999
                                                              -----------   --------   --------
Equipment...................................................      3-5         $865     $ 5,751
Leasehold improvements......................................      1-6           67         354
Buildings...................................................       25           --       6,244
Land........................................................       --           --         135
                                                                              ----     -------
                                                                               932      12,484
Less: accumulated depreciation..............................                  (300)     (1,697)
                                                                              ----     -------
                                                                              $632     $10,787
                                                                              ====     =======

Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $57,000, $199,000 and $1,190,000, respectively.

                                  ROWECOM INC.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible assets were as follows:

                                                              -------------------------------------
                                                              AMORTIZATION      AT DECEMBER 31,
                                                                    PERIOD   ----------------------
                                                                   (YEARS)     1998          1999
                                                              ------------   --------      --------
Goodwill....................................................         3           --          9,116
Customer list...............................................        10           --         26,411
Completed technology........................................        10           --            995
Workforce...................................................        10           --          1,230
Trademarks and other assets.................................         5           70          6,766
                                                                               ----        -------
                                                                                 70         44,518
Less: accumulated amortization..............................                    (54)        (2,779)
                                                                               ----        -------
                                                                               $ 16        $41,739
                                                                               ====        =======

Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $23,000, $13,000 and $2,725,000, respectively.

                                  ROWECOM INC.

6. INCOME TAXES

Our loss before taxes are as follows:

                                                              ----------------------------
                                                                              DECEMBER 31,
                                                              ----------------------------
                                                                 1997      1998       1999
                                                              -------   -------   --------
Domestic....................................................  $(3,279)  $(7,863)  $(20,505)
Foreign.....................................................      162       342      6,946
                                                              -------   -------   --------
                                                              $(3,117)  $(7,521)  $(13,559)
                                                              =======   =======   ========

The components of the income tax provision are as follows:

                                                              --------------------
                                                              1997   1998     1999
                                                              ----   ----   ------
Current:
  Federal...................................................    --     --       --
  State.....................................................    --   $ 40   $  161
  Foreign...................................................  $136     69    1,284
                                                              ----   ----   ------
Total.......................................................  $136   $109   $1,445

Deferred:
  Federal...................................................    --     --       --
  State.....................................................    --     --       --
  Foreign...................................................    --     --   $   63
                                                              ----   ----   ------
Total.......................................................    --     --       63
                                                              ----   ----   ------
Total provision for income taxes............................  $136   $109   $1,508
                                                              ====   ====   ======

The following is reconciliation between U.S. federal statutory rate and the effective rate:

                                                              ---------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997       1998       1999
                                                              -----      -----      -----
U.S. federal statutory tax rate.............................  (34.0)%    (34.0)%    (34.0)%
Foreign taxes...............................................    4.4         .5       (7.4)
State taxes, net of federal benefit.........................     --        1.0        1.0
Non-deductible expenses.....................................    1.0        1.0        1.0
Net operating losses not benefited..........................   33.0%      33.0%      50.5%
                                                              -----      -----      -----
                                                                4.4%       1.5%      11.1%

                                  ROWECOM INC.

6. INCOME TAXES (CONTINUED)
The components of the net deferred tax asset are as follows:

                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Net operating loss..........................................    $1,629    $12,418
  Stock issuance costs......................................       100         --
  Reserves and other........................................       394      2,137
                                                              --------   --------
    Total...................................................    $2,123    $14,555

Valuation allowance.........................................    (2,023)   (14,518)
                                                              --------   --------
    Net deferred tax asset..................................      $100        $37
                                                              ========   ========

As of December 31, 1999, RoweCom has net operating losses for federal and state income tax purposes of approximately $31,300,000 which begin to expire in 2013 and 2003, respectively. RoweCom has recorded a deferred tax asset of approximately $1,906,000 reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $1,906,000 deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of RoweCom has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that RoweCom will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $14,518,000 has been established at December 31, 1999.

RoweCom has recognized a net deferred tax asset at December 31, 1998 and 1999 of $100,000 and $37,000 respectively, related to foreign temporary differences. No valuation allowance was recorded for the foreign net deferred tax assets since it is more likely than not that these deferred tax assets will be realized in the future. Included in other current assets are $24,000 and $37,000 representing the current portion of the net deferred tax asset of RoweCom at December 31, 1998 and 1999, respectively.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

7. BUSINESS COMBINATIONS.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., a New Jersey Corporation, in a transaction accounted for using the purchase method of accounting. The total consideration of $5,976,000 consisted of $5,726,000 in cash, subject to certain post-closing adjustments, and 16,260 shares of RoweCom's common stock, which were valued at approximately $250,000.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies, Pty. Ltd., an Australian corporation, for $1,487,000 in cash in a transaction accounted for using the purchase method of accounting.

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services Group in a transaction accounted for using the purchase method of accounting. RoweCom paid net

                                  ROWECOM INC.

7. BUSINESS COMBINATIONS. (CONTINUED)
consideration of $34.0 million in cash and issued approximately 94,000 shares of RoweCom's common stock, which were valued at $1.7 million, and paid acquisition costs of $2.3 million, as part of an aggregate net consideration of approximately $35.7 million. Under the terms of the purchase agreement, RoweCom is obligated to issue an additional L4.0 million (approximately $6.5 million at December 31, 1999) of RoweCom common stock, at a price per share of approximately $17.62, as part of the purchase price for the acquisition, after making an adjustment based upon profit calculations for the period from the completion of the acquisition to December 31, 1999. RoweCom expects to issue these shares in the first half of 2000.

The purchase price for the three acquisitions was allocated to the acquired assets and assumed liabilities as follows (in thousands):

Cash........................................................  $  37,759
Other assets................................................     59,073
Property and equipment, net.................................      8,297
Liabilities.................................................   (108,913)
Goodwill and Intangible Assets..............................     47,472
                                                              ---------
                                                              $  43,688
                                                              =========

The following unaudited pro forma financial information presents the consolidated operations of RoweCom and the acquired companies as if the acquisitions had occurred as of the beginning of fiscal 1999. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations of the consolidated company after the acquisition of the companies.

                                                         ------------------------
                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                              1998           1999
                                                         ---------      ---------
Revenues...............................................  $433,619       $440,098
Net loss...............................................  $(16,498)      $(36,347)
Basic and diluted net loss per share...................  $  (3.94)      $  (3.80)

8. LOANS PAYABLE

Loans Payable is comprised of the following:

                                                         ------------------------
                                                          YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                              1998           1999
                                                         ---------      ---------
Revolving lines of credit..............................    $1,338        $45,451
Term loan..............................................       320             --
Convertible notes......................................        --         15,609
                                                         --------       --------
                                                           $1,658        $61,060
                                                         ========       ========

In September 1998, RoweCom entered into a revolving line of credit permitting borrowings up to $4.0 million at an interest rate of prime (7.75% at December 31, 1998) plus .05%, compounded daily. The outstanding borrowings and accrued interest were paid in full in March 1999.

                                  ROWECOM INC.

8. LOANS PAYABLE (CONTINUED)
In December 1998, RoweCom converted an equipment loan with an outstanding balance of $320,000 into a term loan bearing interest at a variable rate of prime (7.75% at December 31, 1998), plus 1.0%, compounded daily. The outstanding borrowings and accrued interest were paid in full in October 1999.

In October 1999, RoweCom received proceeds of approximately $20,000,000 in connection with the issuance of convertible notes in a private placement. The $20,000,000 face amount of the Notes is due January 2001. The notes bear interest at the rate of 11% per annum and are convertible, at any time at the option of the holder, into shares of RoweCom's common stock at a price equal to 93% of the weighted average price of RoweCom's common stock on the day of conversion. RoweCom has the option to convert the notes into shares of common stock or to redeem the notes at 100% of par value during the first six months after issuance and at 107% of par thereafter. The notes contain a beneficial conversion feature related to the ability to convert at less than fair market value and therefore, a portion of the proceeds from the issuance of the convertible debt equal to the intrinsic value of the beneficial conversion feature of approximately $1.5 million, has been allocated to additional paid-in capital. In conjunction with the issuance of the notes, RoweCom also issued warrants for the purchase of up to a total of 224,000 shares of RoweCom's common stock at an exercise price equal to 110% of the price of RoweCom's common stock ten days prior to the issuance of the notes. The warrants vest immediately and expire four years from issuance. The placements will result in a monthly beneficial conversion charge of approximately $100,000 for the 15-month redemption period, resulting in a total charge of approximately $1.5 million. Additionally, RoweCom will incur a warrant value discount charge of approximately $170,000 monthly, for the 21-month debt term, resulting in a total charge of approximately $3.6 million. The notes are carried net of discount related to the conversion feature and warrants of approximately $5.0 million. Amortization of the discount, which is recorded as interest expense, totaled approximately $675,000 for the year ended December 31, 1999. Outstanding borrowings at December 31, 1999 were $15,609,000.

In October 1999, RoweCom's wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to L3.0 million. The line of credit is collateralized by the subsidiary's accounts receivable. In addition, RoweCom has guaranteed the loan up to an aggregate of L5.4 million. The line of credit will be available to the borrower until April 2, 2000 and bears interest at the rate of the bank's base rate, currently LIBOR (3.21% at December 31, 1999) plus 1%. There were no outstanding borrowings at December 31, 1999.

In October 1999, RoweCom's wholly owned French subsidiary entered into a credit agreement for an initial 70.0 million French Franc line of credit that will be reduced on February 29, 2000 to a 30.0 million French Franc line of credit. The line of credit will be available from December 1, 1999 to May 31, 2000 and bears interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.40%. The facility has been guaranteed by RoweCom, which has agreed to maintain 100% ownership of the subsidiary at all times while any amounts are outstanding under the facility, which terminates December 31, 2000, unless renewed. Outstanding borrowings at December 31, 1999 were $10,723,000.

In November 1999, RoweCom's wholly owned French subsidiary entered into a credit facility that permits a maximum borrowing of 100.0 million French Francs. The line of credit is for unlimited duration and bears interest at the bank's rate (3.20% at December 31, 1999) plus 1%. The line of credit also provides for a
100.0 million French Franc daily overdraft that is available from November 1 to May 31 each year, and bears interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.50%. Outstanding borrowings at December 31, 1999 were $12,366,000.

                                  ROWECOM INC.

8. LOANS PAYABLE (CONTINUED)
In December 1999, RoweCom's wholly owned French subsidiary established a line of credit for 80.0 million French Francs. Borrowing under the facility is limited to 110% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.55%. The line of credit will be reduced to 35.0 million French Francs after April 1, 2000 and will expire on June 16, 2000. Outstanding borrowings at December 31, 1999 were $2,757,000.

In December 1999, three wholly owned subsidiaries of RoweCom's wholly owned US subsidiary, entered into a revolving line of credit which permits a maximum borrowing capacity as follows: $35.0 million through and including January 31, 2000; $25.0 million from February 1, 2000 through and including February 29, 2000; $15.0 million from March 1, 2000 through and including March 31, 2000; $10.0 million from April 1, 2000 through and including April 30, 2000; and
$5.0 million from May 1, 2000 through and including May 30, 2000. All revolving amounts are due on or before May 31, 2000. Outstanding borrowings under the revolving credit facility bear interest at a variable rate of prime (8.50% at December 31, 1999), compounded daily. Interest is payable on the last business day of each month. The line of credit is secured by a lien on all of the assets, accounts receivable and after acquired property of the three subsidiaries. The revolving line of credit terminates on November 28, 2000, but under some conditions may be extended for a 364 day period. RoweCom is required to maintain certain financial covenants, including a working capital greater than zero at all times. Outstanding borrowings at December 31, 1999 were $19,605,000.

At December 31, 1999 the weighted average interest rate on outstanding borrowings was 5.91%.

RoweCom's debt agreements contain various financial and non-financial covenants with which RoweCom was in full compliance.

9. COMMITMENTS

RoweCom leases office space in Cambridge, Massachusetts; London, Ontario, Canada; Montvale, New Jersey; Brisbane, Australia; Chantily, Virginia; and Madrid, Spain under operating lease agreements which expire on June 30, 2006, October 31, 2001, October 31, 2002, August 31, 2001, October 31, 2002, and
January 31, 2001, respectively. Rent expense net of sublease income, for the years ended December 31, 1997, 1998, and 1999 was $108,000, $217,000, and
$377,000, respectively. RoweCom also leases certain office equipment and automobiles under operating leases expiring through 2003. At December 31, 1999, future minimum lease payments under noncancellable operating leases with remaining terms of one or more years as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                                                1999
                                                             -----------------------

2000........................................................                   $1,571
2001........................................................                    1,592
2002........................................................                    1,342
2003........................................................                    1,152
2004........................................................                    1,135
Thereafter..................................................                    2,270
                                                                               ------
Total minimum lease payments................................                   $9,062
                                                                               ======

10. PENSIONS AND OTHER RETIREMENT BENEFITS

RoweCom has a contributory defined benefit plan covering approximately half its UK employees. RoweCom acquired the liabilities and assets of the plan in connection with the purchase of Dawson's Subscription Business.

                                  ROWECOM INC.

10. PENSIONS AND OTHER RETIREMENT BENEFITS (CONTINUED)
The benefits for this plan are based primarily on years of service and employees' pay near retirement. The company's funding policy is consistent with the funding requirements of local regulations.

                                                                      AT DECEMBER 31,
                                                                                 1999
                                                                      ---------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................                      --
Service cost................................................                  $   63
Interest cost...............................................                      36
Plan participants' contributions............................                      13
Benefits paid...............................................                      (5)
Actuarial (gain) loss.......................................                    (238)
Acquisition.................................................                   2,652
Amendments..................................................                      --
Currency adjustment.........................................                     (59)
                                                                              ------
Benefit obligation at end of year...........................                  $2,462
                                                                              ======

                                                             AT DECEMBER 31,
                                                                        1999
                                                             ---------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............                      --
Employer contributions......................................                  $   13
Plan participants' contributions............................                      13
Actual return on plan assets................................                     455
Benefits paid...............................................                      (5)
Acquisition.................................................                   2,783
Currency adjustment.........................................                     (69)
                                                                              ------
Fair value of plan assets at end of year....................                  $3,190
                                                                              ======
Funded status...............................................                  $  729
Unrecognized prior service cost                                                   --
Unrecognized transition obligation (asset)..................                      --
Unrecognized actuarial (gain) loss..........................                    (632)
                                                                              ------
Net amount recognized.......................................                  $   97
                                                                              ======

                                                             AT DECEMBER 31,
                                                                        1999
                                                             ---------------

Amounts recognized in the statement of financial position
  consist of:
Prepaid (accrued) benefit cost..............................                  $   97
Accrued benefit liability...................................                      --
Intangible asset............................................                      --
Accumulated other comprehensive income......................                      --
                                                                              ------
Net amount recognized.......................................                  $   97
                                                                              ======

                                  ROWECOM INC.

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                                             AT DECEMBER 31,
                                                                        1999
                                                             ---------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...............................................             6.00%
Expected return on plan assets..............................             7.75%
Rate of compensation increase...............................             5.00%

                                                             AT DECEMBER 31,
                                                                        1999
                                                             ---------------

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................             $63
Interest cost...............................................              36
Expected return on plan assets..............................             (54)
Amortization of prior service cost..........................              --
Amortization of transition obligation (asset)...............              --
Amortization of unrecognized (gain) loss....................              --
Curtailment/settlement (gain) loss..........................              --
                                                                      ------
Net periodic benefit cost...................................             $45
                                                                      ======

There were no under funded pension plans in any years.

RoweCom maintains a contributory 401(k) defined contribution plan (the "Plan") to provide retirement benefits for principally all employees of RoweCom, as defined. Under the terms of the Plan, participants may defer between 1% and 15% of their compensation, a portion of which may be contributed on a pretax basis as defined by law. RoweCom may also make discretionary contributions to the Plan. Participants vest in employer contributions over a five-year period. RoweCom did not make any contributions to the Plan during 1997, 1998 or 1999.

11. STOCKHOLDERS' (DEFICIT) EQUITY

COMMON STOCK

RoweCom has authorized 34,000,000 shares of common stock, $.01 par value. Common stock has full voting rights. Dividend and liquidation rights of common stock are subordinated to those of all classes of preferred stock.

On February 8, 1999, the board of directors declared a .34905-for-1 reverse stock split of the RoweCom's common stock, which was effective upon the filing of the Third Restated Certificate of Incorporation of RoweCom. All references to the number of common shares and per share amounts in the consolidated financial statements and related footnotes have been restated to reflect the effect of the reverse stock split for all periods presented.

                                  ROWECOM INC.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

ROWECOM

RoweCom has authorized 5,000,000 shares of Class A Redeemable Convertible Preferred Stock, $.01 par value, of which 161,289 shares were issued and outstanding at December 31, 1997 and December 31, 1998. RoweCom has authorized 5,000,000 shares of Class A-1 Redeemable Convertible Preferred Stock, $.01 par value, of which none were issued and outstanding at December 31, 1997 and December 31, 1998. RoweCom has authorized 8,000,000 shares of Class B Redeemable Convertible Preferred Stock, $.01 par value, of which 5,140,370 shares were issued and outstanding at December 31, 1998, and 5,000,000 shares of Class C Redeemable Convertible Preferred Stock, $.01 par value, of which none were issued and outstanding at December 31, 1996 and 1997 and 4,586,599 shares were issued and outstanding at December 31, 1998.

In April 1997, the loan payable for $200,000 held by a third party at December 31, 1996 and an additional loan payable of $100,000 which was entered into in 1997 were converted into 161,289 shares of Class A.

In May 1998, RoweCom sold 5,140,370 shares of Class B at a price of $1.2645 per share. Net proceeds to RoweCom, after deducting issuance costs, were $6.3 million.

In December 1998, RoweCom sold 4,586,599 shares of Class C Preferred Stock at a price of $3.407 per share. Net proceeds to RoweCom, after deducting issuance costs, were $15.5 million.

The terms of Class A, Class A-1, Class B and Class C are as follows:

CONVERSION. Each share of Class A, Class A-1, Class B and Class C may be converted into 0.34905 common shares at the option of the stockholder.

On February 8, 1999, the Second Amended and Restated Certificate of Incorporation was amended to provide, among other things, that upon the closing of an initial public offering of RoweCom's common stock in which RoweCom has an equity valuation of at least $80.0 million, and results in proceeds of at least $20.0 million (a "Qualified IPO"), all outstanding shares of Class A,
Class A-1, Class B and Class C are automatically converted into shares of common stock.

DIVIDEND AND VOTING RIGHTS. Holders of Class A, Class A-1, Class B and Class C are entitled to fixed, preferential, cumulative dividends in the amount of 6.75% per annum on the liquidation preference of $2.48, $1.2645, $1.2645 and $3.407 for each Class A share, Class A-1 share, Class B share and Class C share, respectively. When and if declared by RoweCom's board of directors, dividends on Class A, Class A-1, Class B and Class C are payable in cash or additional
Class A, Class A-1, Class B and Class C shares in preference and prior to any payment of any dividend on the common shares. Dividends on Class C are payable in preference and prior to any other class of shares and dividends on Class B are payable in preference and prior to any dividends on Class A and Class A-1 shares. The determination of whether a dividend is payable in cash or in additional shares is to be made at the discretion of the board. Any dividend that is not declared by the board of directors or paid in cash or additional preferred shares will accrue and compound annually at a rate of 6.75%. Upon the consummation of a Qualified IPO, any and all rights to accrued and unpaid dividends shall cease. The holders of Class A, Class A-1, Class B and Class C are entitled to vote on all matters and are entitled to the number of votes equal to the number of common shares into which the Class A, Class A-1, Class B and Class C are convertible as of the date of record.

                                  ROWECOM INC.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
LIQUIDATION PREFERENCES. In the event of any liquidation, dissolution or winding up of RoweCom, the holders of Class A, Class A-1, Class B and Class C are entitled to receive, prior to and in preference to any payment or distribution of any assets or surplus funds of the Company to the holders of the common shares, an amount for each Class A, Class A-1, Class B and Class C share held, equal to $2.48, $1.2645, $1.2645 and $3.407, respectively, plus in each case, any accrued and unpaid dividends on the Class A, Class A-1, Class B and Class C shares, whether or not declared. If upon such liquidation, the assets and funds thus distributed among the holders of the preferred shares shall be insufficient to permit the payment to such holders of the full liquidation preference, then the entire assets and funds of RoweCom legally available for distribution shall be distributed in the following order: (i) first, among the holders of Class C shares, (ii) second, among the holders of Class B shares and
(iii) third, pro rata according to liquidation preference among the holders of Class A and Class A-1, treated as a single class.

REDEMPTION. Upon the earlier of the occurrence of certain events or May 5, 2003 and at any time thereafter, the holders of Class A will be entitled to require RoweCom to redeem all of the Class A shares at a price of $2.48 per share, plus all unpaid cumulative dividends, whether or not declared, which have accrued thereon. The holders of Class A-1, Class B and Class C will have the right to require the Company to purchase from the holders all of the outstanding
Class A-1, Class B and Class C shares on December 11, 2003 and at any time thereafter up until December 11, 2005. RoweCom must purchase the Class A-1, Class B and Class C shares at a purchase price equal to the greater of (i) the fair market value of such shares or (ii) the respective liquidation preference plus all accrued but unpaid dividends.

All shares of Class A, Class A-1, Class B and Class C converted into 3,451,496 shares of common stock upon the initial public offering on March 9, 1999.

ROWE COMMUNICATIONS LTD.

Rowe Communications Ltd. ("Ltd.") has an unlimited authorized number of its Class A Redeemable Convertible Voting Preferred Stock ("Ltd. Class A") and an unlimited authorized number of its Class B Redeemable Convertible Non-Voting Preferred Stock ("Ltd. Class B").

In April 1997 Ltd. sold 1,611,568 shares of Ltd. Class A at $2.48 per share, in a private offering to a Canadian venture capital firm. Net proceeds to Ltd., after deducting issuance costs, were $3.7 million. At December 31, 1997 and 1998, 1,611,568 shares of Ltd. Class A were issued and outstanding. These shares are aggregated on the Company's balance sheet with the Class A shares.

In May 1998, Ltd. sold 1,186,240 shares of Ltd. Class B at $1.2645, in a second private offering to a Canadian venture capital firm. Net proceeds to Ltd., after deducting issuance costs, were $1.5 million. At December 31, 1998, 1,186,240 shares of Ltd. Class B were issued and outstanding. These shares are aggregated on the Company's balance sheet with the Class B shares.

CONVERSION. The holder of Ltd. Class A has the right (pursuant to the RoweCom Second Amended and Restated Stockholders Agreement) at any time to require RoweCom to issue 3,163,306 Class A-1 shares in the capital stock of RoweCom, in exchange for such holder's Ltd. Class A shares (the "Class A Exchange Option") plus any additional shares or assets (including dividends, whether declared or accumulated) which the holder would have acquired had the holder held such number of Class A-1 shares in the capital stock of RoweCom. If the stockholder of Ltd. Class A has exercised the Class A

                                  ROWECOM INC.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Exchange Option, the stockholder must transfer, for no additional consideration, a total of 889,187 (subject to adjustments) Class A-1 shares to certain existing stock, option and warrant holders of the Company upon the occurrence of certain events. At December 31, 1998, approximately 150,000 of those Class A-1 shares would be transferred to existing holders of stock options and warrants to purchase the Company's common stock. The holder of Ltd. Class B has the right at any time to require RoweCom to issue Class B shares, in exchange for such holders Ltd. Class B shares (Class B Exchange Option) on a one for one basis plus any additional shares or assets (including dividends, whether declared or accumulated) which the holder would have acquired had the holder held the same number of Class B shares in the capital stock of RoweCom.

Under an Exchange Option Exercise Agreement, the holder of the Ltd. Class A Preferred Shares and the Ltd. Class B Preferred Shares irrevocably agrees to exercise its Class A Exchange Option and Class B Exchange Option upon the closing of an Initial Public Offering meeting certain conditions.

DIVIDEND AND VOTING RIGHTS. The holder of Ltd. Class A was entitled to receive fixed, preferential, cumulative dividends in the amount of 6.75% per annum on the liquidation preference of $2.48 for each Ltd. Class A share from April 1997 through May 1998. In May 1998 and upon the closing of the Ltd. Class B offering, the Articles of Incorporation of Ltd. were amended such that the holder of Ltd. Class A and the holder of Ltd. Class B are entitled to receive dividends as and when declared by the board of directors. The holders of Ltd. Class B are not entitled to receive notice of or to attend and vote at meetings of the shareholders of Ltd. except to the extent that such holders are entitled to vote under the Business Corporations Act (Ontario). The holders of Ltd. Class A Preferred Shares shall be entitled to receive notice of and attend all meetings of the shareholders of Ltd. and each Ltd. Class A Preferred Share shall confer the right to one (1) vote.

LIQUIDATION PREFERENCES. In the event of any liquidation, dissolution or winding up of Ltd., holders of Ltd. Class A and Ltd. Class B are entitled to receive prior to and in preference to any payment or distribution of any assets to the holders of the common shares, an amount for each Ltd. Class A share and Ltd. Class B share held, equal to $2.48 and $1.2645, plus any accrued and unpaid dividends on the Ltd. Class A and Ltd. Class B shares declared.

REDEMPTION. Upon the earlier of the occurrence of certain events or May 5, 2003 and at any time thereafter, the holders of Ltd. Class A and Ltd. Class B may require RoweCom to redeem all of the Ltd. Class A and Ltd. Class B shares at a price of $2.48 and $1.2645 per Ltd. Class A and Ltd. Class B share, plus all accrued and unpaid cumulative dividends, declared.

All shares of Ltd. Class A and Ltd. Class B converted into 1,518,208 shares of RoweCom Inc. common stock upon the initial public offering on March 9, 1999.

13. STOCK OPTIONS

On April 25, 1997, RoweCom adopted the 1997 Stock Incentive Plan for directors, officers, employees, and consultants of RoweCom. A total of 114,618 shares of comon stock were reserved for issuance under the 1997 Stock Incentive Plan. These options vest over a five-year period and expire over a period not exceeding ten years.

                                  ROWECOM INC.

13. STOCK OPTIONS (CONTINUED)
On April 8, 1998, RoweCom adopted the 1998 Stock Incentive Plan. A total of 872,625 shares of common stock were reserved for issuance under the 1998 Stock Incentive Plan. These options generally vest over a four year period and expire over a period not exceeding ten years.

The board establishes the exercise price based on the closing price of the stock on the day of grant and specifies these terms in the applicable option agreements.

Under the terms of the Plans, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the board of directors. Prior to RoweCom's common stock becoming a publically traded stock, the board of directors considered a broad range of factors to determine the fair market value of the option to be granted including, the illiquid nature of an investment in RoweCom's common stock, RoweCom's historical financial performance, and RoweCom's future prospects.

After assessing the fair value of RoweCom's common stock, the Board of Directors, on July 9, 1998, determined that certain stock options held by employees of RoweCom had an exercise price significantly higher than the estimated fair value. As a result, such stock options were not providing the desired incentive to the employees, and such employees were then provided the opportunity to replace their existing options with new options, on a one for one basis, at a price of $0.72 per share, with no change in their original vesting schedule. This stock option repricing resulted in new options to purchase 385,144 shares of common stock. At the execution of the stock option repricing, the fair value of RoweCom's common stock was $0.72 per share and therefore no compensation charge was recorded.

In February 1999, RoweCom's board of directors and its stockholders approved the 1999 Non-Employee Director Stock Option Plan. Under this plan, each director of RoweCom who is not also an employee of RoweCom received upon the commencement of RoweCom's initial public offering, or upon later initial election to RoweCom's board of directors, an option to purchase 10,472 shares of common stock. Additionally, after a director's initial grant, the director will receive, as of each date on which he is reelected as a director, but not more frequently than 3 years, an option to purchase 10,472 shares of common stock minus the number of options previously granted under this plan which have not yet vested. Options are granted under the plan at an exercise price equal to the fair market value of the common stock on the date of grant. They vest monthly, at the rate of 3,491 shares a year, and have a term of ten years. An aggregate of 87,263 shares of common stock have been reserved for issuance under this plan.

                                  ROWECOM INC.

13. STOCK OPTIONS (CONTINUED)
Transactions during 1997, 1998, and 1999 related to stock options granted by RoweCom were as follows:

                                                              -------------------------
                                                                               WEIGHTED
                                                                                AVERAGE
                                                                SHARES   EXERCISE PRICE
                                                              --------   --------------
Outstanding at December 31, 1996............................   101,225       $ 1.75
  Granted...................................................    57,593         2.55
  Exercised.................................................        --           --
  Forfeited/canceled........................................    (3,490)        2.86
                                                              --------
Outstanding at December 31, 1997............................   155,328         2.03
  Granted...................................................   819,198         2.09
  Exercised.................................................      (698)         .72
  Forfeited/canceled........................................  (503,500)        2.72
                                                              --------
Outstanding at December 31, 1998............................   470,328         1.17
  Granted...................................................   896,204        23.06
  Exercised.................................................  (167,274)        1.21
  Forfeited/canceled........................................  (290,943)       11.28

Outstanding at December 31, 1999............................   908,315       $19.48
                                                              ========

At December 31, 1997, 1998 and 1999, 69,228, 66,994, and 130,569 options were exercisable at exercise prices ranging from $0.72 to $50.13 and at December 31, 1999 71,165 were available for grant.

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

------------------------------------------------------------------------------
                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE   WEIGHTED                 WEIGHTED
                                 REMAINING    AVERAGE                  AVERAGE
                      NUMBER   CONTRACTUAL   EXERCISE        NUMBER   EXERCISE
EXERCISE PRICE   OUTSTANDING          LIFE      PRICE   EXERCISABLE      PRICE
--------------   -----------   -----------   --------   -----------   --------
 $.72              174,881      8.0           $  .72      100,822      $  .72
2.86-5.01           23,397      8.7             3.17       16,657        2.99
10.40-14.25        109,362      9.2            11.98           --          --
15.63-18.85        108,303      9.3            16.28       13,090       16.00
 $18.88            182,000      9.7            18.88           --          --
19.69-36.00        124,400      9.7            27.33           --          --
39.88-50.13        185,972      9.8            40.80           --          --
                   -------                                -------      ------
                   908,315      9.3 years     $19.48      130,569      $ 2.54

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), encourages but does not require companies to record compensation cost for stock-based employee contribution plans at fair value. RoweCom has chosen to account for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board

                                  ROWECOM INC.

13. STOCK OPTIONS (CONTINUED)
Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

Had compensation cost for RoweCom's stock option plans been determined based on the estimated fair value of the option at the date of grant for awards in 1997 and 1998 using the Black-Scholes option pricing model consistent with SFAS No. 123, the adjustment to net loss would have been immaterial. Pro forma net loss for the year ended December 31, 1999, would have been $16,506,000 and basic and diluted net loss per share would have been $(1.93). The weighted average fair values of options granted are $1.03, $0.80, and $19.48, respectively. For this purpose, the fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.58%, 5.39%, and 5.91%; no dividend yields; volatility factors of 0%, 0%, and 100.0%; and a weighted-average expected life of the options of 8.0 years, 8.0 years, and 6.9 years.

14. EMPLOYEE STOCK PURCHASE PLAN

In February 1999, RoweCom's board of directors and stockholders approved the 1999 Employee Stock Purchase Plan, which enables eligible employees to acquire shares of common stock through payroll deductions. A total of 872,625 shares of common stock have been reserved for issuance under this plan. This plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986. Offerings under this plan start on January 1 and July 1 of each year and end on June 30 and December 31 of each year. During each offering period, an eligible employee may select a rate of payroll deduction of from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for the common stock purchased under this plan is 85% of the lesser of the fair market value of the shares on the first day or the last day of the offering period. As of December 31, 1999, 12,826 shares had been issued under the employee stock purchase plan, and an aggregate of 859,799 additional shares of common stock were reserved for issuance under this plan.

15. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

RoweCom operates in one business segment, that being a provider of knowledge acquisition and management services. During 1997 and 1998 RoweCom conducted operations predominantly in the United States and Canada. During 1999, RoweCom conducted operations in the United States, Canada, France, the United Kingdom, Spain, and Australia. RoweCom's reportable segments are based upon geographic area. RoweCom has four reportable segments; North America, France, the United Kingdom and Other. North America consists of the United States and Canada. Other consists of Spain, Australia, the Netherlands, the British Virgin Islands, and Barbados and were not reported separately as they are not material. RoweCom evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the business segments are the same as those described in Note 1 "Summary of Significant Accounting Policies". The following

                                  ROWECOM INC.

15. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) table summarizes the revenue, gross profit, operating loss, depreciation and amortization expense, and identifiable assets by reportable segment.

                                                 NORTH                UNITED
                                               AMERICA     FRANCE    KINGDOM      OTHER   CONSOLIDATED
                                              --------   --------   --------   --------   ------------
1997
  Revenue...................................  $ 12,890        --         --         --      $ 12,890
  Gross profit..............................       189        --         --         --           189
  Operating loss............................    (3,180)       --         --         --        (3,180)
  Depreciation and amortization.............        80        --         --         --            80
  Identifiable assets.......................     2,108        --         --         --         2,108
                                              --------   -------    -------    -------      --------
1998
  Revenue...................................  $ 19,053        --         --         --      $ 19,053
  Gross profit..............................       317        --         --         --           317
  Operating loss............................    (7,693)       --         --         --        (7,693)
  Depreciation and amortization.............       212        --         --         --           212
  Identifiable assets.......................    20,284        --         --         --        20,284
                                              --------   -------    -------    -------      --------
1999
  Revenue...................................  $203,110   $72,021    $26,396    $ 6,077      $307,604
  Gross profit..............................     9,584     7,818      2,520        829        20,751
  Operating income (loss)...................   (20,997)    5,664      1,065        134       (14,134)
  Depreciation and amortization.............     3,491        65         79        280         3,915
  Identifiable assets.......................  $109,048   $73,261    $22,421    $14,683      $219,413
                                              --------   -------    -------    -------      --------

For the years ended December 31, 1997, 1998 and 1999, three customers represented 23%, 21% and 3% of total revenues, respectively.

16. TERMINATION OF NEWSEDGE CORPORATION ACQUISITION (UNAUDITED)

On March 7, 2000 RoweCom and NewsEdge Corporation jointly announced that they have agreed by mutual consent to terminate their acquisition agreement. Under the terms of the merger agreement, which was announced on December 7, 1999, RoweCom would have exchanged .26 shares of common stock for each share of NewsEdge common stock. The companies have chosen instead to move forward with a partnership that will enable the services of both companies to be integrated in ways that benefit their customers.

INDEPENDENT AUDITORS' REPORT ON DAWSON'S SUBSCRIPTION BUSINESS

To the Stockholders and Board of Directors of RoweCom, Inc.

We have audited the accompanying balance sheets of Dawson's Subscription Business as of October 2, 1999 and September 30, 1998 and the related statements of operations and of cash flows for the period ended October 2, 1999 and each of the two years ended September 30, 1998 and 1997.

Such financial statements are the responsibility of the management of Dawson's Subscription Business. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dawson's Subscription Business as of October 2, 1999 and September 30, 1998, and the combined results of their operations and their cash flows for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying combined financial statements present the historical financial position, results of operations, and cash flows of Dawson's Subscription Business, and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Dawson's Subscription Business been an independent company during the periods presented.

As discussed in Note 14 the 1999 and 1998 accompanying financial statements have been restated.

Deloitte & Touche
London, England
December 17, 1999

(March 16, 2000 as to Note 14)

                            COMBINED BALANCE SHEETS

                         DAWSON'S SUBSCRIPTION BUSINESS

                     OCTOBER 2, 1999 AND SEPTEMBER 30, 1998

                                                                   1999             1998
                                                              (AS RESTATED,    (AS RESTATED,
(STERLING IN THOUSANDS)                                        SEE NOTE 14)     SEE NOTE 14)
-----------------------                                       --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  L      22,504    L        6,160
  Short term investments....................................            236             1,657
  Accounts receivable, net of allowance for doubtful
    accounts of L537 at October 2 1999 and L654 at September
    30, 1998................................................         31,004            32,969
  Prepayments...............................................          3,055             2,766
  Other current assets......................................            563               237
                                                              --------------   --------------
    Total current assets....................................         57,362            43,789
  Property, plant and equipment, net........................          4,957             5,994
  Goodwill, net.............................................         16,634            18,329
  Deferred income taxes.....................................            296               115
                                                              --------------   --------------
TOTAL ASSETS................................................  L      79,249    L       68,227
                                                              ==============   ==============

LIABILITIES AND DAWSON'S NET INVESTMENT
Current liabilities:
  Accounts payable..........................................  L       2,099    L        1,861
  Customer advances.........................................         10,703            23,128
  Deferred income...........................................         52,529            43,118
  Accrued expenses and other current liabilities............          4,679             4,262
                                                              --------------   --------------
    Total current liabilities...............................         70,010            72,369
  Other non-current liabilities.............................              8               406
  Commitments and contingencies.............................             --                --
                                                              --------------   --------------
    Total liabilities.......................................         70,018            72,775
  Dawson's net investments..................................          9,231            (4,548)
                                                              --------------   --------------
TOTAL LIABILITIES AND DAWSON'S NET INVESTMENT...............  L      79,249    L       68,227
                                                              ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                       COMBINED STATEMENTS OF OPERATIONS

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

                                                                   1999
                                                              (AS RESTATED,
(STERLING IN THOUSANDS)                                        SEE NOTE 14)           1998               1997
-----------------------                                      ----------------   ----------------   ----------------
Revenue....................................................  L       242,001    L        242,358   L        269,877
Cost of revenues...........................................         (217,175)           (216,277)          (241,586)
                                                             ----------------   ----------------   ----------------
Gross profit...............................................           24,826              26,081             28,291
Selling, general and administrative expenses...............          (24,201)            (25,036)           (26,861)
                                                             ----------------   ----------------   ----------------
Operating income...........................................              625               1,045              1,430
Interest expense, net......................................              (77)               (722)            (1,168)
                                                             ----------------   ----------------   ----------------
Income before income taxes.................................              548                 323                262
Income tax provision.......................................           (1,576)             (1,108)            (1,297)
                                                             ----------------   ----------------   ----------------
Net loss...................................................  L        (1,028)   L           (785)  L         (1,035)
                                                             ================   ================   ================

   The accompanying notes are an integral part of these financial statements.

                       COMBINED STATEMENTS OF CASH FLOWS

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

                                                                   1999
                                                               (AS RESTATED,
(STERLING IN THOUSANDS)                                        SEE NOTE 14)          1998              1997
-----------------------                                       ---------------   ---------------   ---------------
OPERATING ACTIVITIES:
  Net loss..................................................  L       (1,028)   L          (785)  L        (1,035)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Depreciation and amortization...........................           3,287              2,966             3,144
    Deferred income tax provision...........................            (181)                68              (227)
  Changes in operating assets and liabilities excluding the
    effect of acquisitions:
    Accounts receivable, net................................           2,144              5,161            (3,675)
    Accounts payable........................................             136             (2,842)           (2,250)
    Customer advances.......................................         (12,486)              (507)           (9,304)
    Accruals and deferred income............................           8,669              3,607            16,274
    Other assets and liabilities--net.......................            (526)              (176)              (75)
                                                              ---------------   ---------------   ---------------
  Net cash provided by operating activities.................              15              7,492             2,852
                                                              ---------------   ---------------   ---------------
INVESTING ACTIVITIES:
  Sale/(Purchase) of short term investment..................           1,531                896             8,907
  Purchases of property, plant and equipment................            (206)              (350)             (533)
  Cash flow effect of acquisition...........................              --             (8,152)              (86)
                                                              ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities.........           1,325             (7,606)            8,288
                                                              ---------------   ---------------   ---------------
FINANCING ACTIVITIES:
  Net transfers from (to) Dawson............................          15,542            (17,461)           (1,641)
  (Repayments of)/Increase in borrowings....................            (140)            (1,129)              343
  Payments on long term debt................................            (184)              (680)               --
                                                              ---------------   ---------------   ---------------
Net cash provided by (used in) financing activities.........          15,218            (19,270)           (1,298)
                                                              ---------------   ---------------   ---------------
  Foreign currency translation differences..................            (214)              (322)              (99)
Increase (decrease) in cash and cash equivalents............          16,344            (19,706)            9,743
Cash and cash equivalents, beginning of period..............           6,160             25,866            16,123
                                                              ---------------   ---------------   ---------------
Cash and cash equivalents, end of period....................  L       22,504    L         6,160   L        25,866
                                                              ===============   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

(STERLING IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION

On October 2, 1999 RoweCom Inc. ("RoweCom") acquired (i) all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation, and
(ii) certain assets consisting of the remainder of the subscription businesses of Dawson Holdings PLC ("Dawson") operating in Canada, France, Spain and the United Kingdom ("UK"). The entity acquired by RoweCom is referred to herein as "Dawson's Subscription Business".

Dawson's Subscription Business does not represent a legal group structure. The financial statements are prepared on a combined basis as opposed to a consolidated basis. The balance sheets as of October 2, 1999 and September 30, 1998 and the related statements of operations and cash flows for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997 are based on an aggregation of the assets and liabilities and results of operations of Dawson's Subscription Business, except that intercompany items between the entities comprising the Dawson's Subscription Businesses have been eliminated. In 1999 the Dawson accounts were drawn up for a 367 day period to bring the consolidated accounts of Dawson in line with a significant subsidiary outside of the Dawson's Subscription Business. All balances between the Dawson's Subscription Business and Dawson, and its subsidiary undertakings, have been included as part of Dawson's net investment on the Combined Balance Sheet.

The accompanying combined financial statements present the historical financial position, results of operations, and cash flows of Dawson's Subscription Business, and are not necessarily indicative of what the financial position, results of operations, or cash flows would have been had Dawson's Subscription Business been an independent company during the periods presented.

The financial statements of Dawson's Subscription Business include the consolidated accounts of Dawson, Inc. Until October 1, 1999, Dawson, Inc. owned the issued and outstanding share capital of Electronic Online Systems International, Inc. ("EOSi") and Quality Books, Inc. ("QB"). EOSi and QB were not acquired by RoweCom and accordingly, the combined financial statements of Dawson's Subscription Business exclude the results and net assets of EOSi and QB for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997.

In Canada, France, Spain and the UK statutory entities were not acquired by RoweCom. The results and net assets included in these combined financial statements are attributable to the businesses acquired rather than the full results and net assets of the respective statutory entities from which the businesses were acquired. Immediately prior to the acquisition cash and cash equivalents and amounts owed to government agencies were transferred from these businesses to other Dawson entities.

The UK operations of Dawson's Subscription Business shared certain facilities and services with Dawson's other UK operations and the associated costs are allocated by management on a basis that they consider a reasonable reflection of the benefit received taking into account the costs of individual staff employed by each business, the specific overhead incurred and the allocation of other costs based on office space utilized. The costs allocated to Dawson's Subscription Business for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997, were L2,173, L1,941 and L2,251.

The combined financial statements of Dawson's Subscription Business have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION (CONTINUED)
All amounts receivable and payable between the businesses within Dawson's Subscription Business have been eliminated. The capital stock held by Dawson, Inc. in its subsidiary undertakings has also been eliminated.

In accordance with the management approach described in SFAS 131 Dawson's Subscription Business has determined that it's principal business is in one operating segment, namely the provision of information related services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TRANSLATION OF FOREIGN CURRENCIES

Profits and losses and cash flows of foreign operations are translated to Sterling at the average rates of exchange during the year. Non-sterling assets and liabilities are translated at year-end rates of exchange. Key rates used are as follows:

                                   AVERAGE RATES               YEAR-END RATES
                            1999        1998        1997       1999       1998
                          --------   ----------   --------   --------   --------
US Dollar...............    1.6299      1.6579      1.6352     1.6556     1.6994
Canadian Dollar.........    2.4479      2.4104      2.2424     2.4337     2.5937
French Franc............    9.7378      9.8931      9.2063    10.1507     9.5248
Spanish Peseta..........  247.0194    250.2966    250.5027   257.4760   241.4250

Differences arising from the restatement from average exchange rates to year-end exchange rates of profits and losses for the year together with differences arising from the re-translation of the net assets of overseas subsidiaries at the beginning of the year are included within Dawson's net investment (deficit). All other exchange gains and losses are included in the net loss.

FAIR VALUES AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the entity to credit risk are cash and cash equivalents, short term investments and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers comprising the entity's customer base and their break down among several industries and geographical locations. The entity is exposed to credit risk with respect to cash and cash equivalents and short term investments in the event of non-performance by the counter parties to these financial instruments, which are major financial institutions. Management believes that the risk of incurring material losses related to this credit risk is remote. The carrying values of financial instruments approximated their fair values based on current market prices and rates.

CASH AND CASH EQUIVALENTS

Cash equivalents include all highly-liquid investments with an original purchased maturity of three months or less and are stated at cost, which approximates market value.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEPRECIATION AND AMORTIZATION

Property, plant and equipment is stated at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives used in computing depreciation and amortization expense are 50 years for freehold and long leasehold buildings, the period of the lease for short leasehold buildings and between 3 and 12 years for fixtures, fittings and equipment.

GOODWILL

Goodwill relating to a business purchased by the company is amortized over a period of 15 years. In the opinion of the directors, this represents a prudent estimate of the period over which the company will derive direct economic benefit from the goodwill acquired as part of that business. Goodwill is evaluated by reviewing current and estimated undiscounted cash flows whenever significant events or changes occur indicating that the asset may not be recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

Dawson's Subscription Business applies the provisions of Statement of Financial Accounting Standards No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.

REVENUE RECOGNITION

Dawson's subscription business is an information services entity whose principal business is acting as a periodicals subscription distributor specializing in scientific, technical and medical information. The entity's principal service is placing customer orders for publication subscriptions. For subscription services, the entity's policy is to recognize revenue at the time the order is placed with the publisher. Deferred revenue arises primarily from customer subscriptions billed but not ordered from the publisher.

TAXATION

Taxation on profit on ordinary activities is that which has been paid or becomes payable in respect of the profits for the year.

Deferred taxation is provided using the comprehensive liability method of accounting for income taxes based on provisions of enacted laws. Recognition is given to deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Financial Statements or in the tax returns. In estimating these tax consequences consideration is given to expected future events. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance representing the amount of any tax benefits for which there is uncertainty of realization.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 --"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Earlier application of this statement is encouraged, but is permitted only as of the beginning of any fiscal quarter beginning after June of 1998. Dawson's Subscription Business has not completed its evaluation of the impact of adopting this statement.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(STERLING IN THOUSANDS)                                1999              1998
-----------------------                           ---------------   ---------------
Land and buildings..............................  L         5,875   L         5,881
Fixtures, fittings and equipment................           13,123            12,313
                                                  ---------------   ---------------
  Total.........................................           18,998            18,194
Less: accumulated depreciation..................          (14,041)          (12,200)
                                                  ---------------   ---------------
  Property, plant and equipment, net............  L         4,957   L         5,994
                                                  ===============   ===============

Depreciation expense related to property, plant and equipment was L1,592, L1,686 and L1,948 for the years 1999, 1998 and 1997 respectively.

4. GOODWILL

Goodwill consisted of the following:

(STERLING IN THOUSANDS)                                  1999             1998
-----------------------                             --------------   --------------
Goodwill..........................................  L       23,513   L       23,513
  Less: accumulated amortization..................          (6,879)          (5,184)
                                                    --------------   --------------
Goodwill, net.....................................  L       16,634   L       18,329
                                                    ==============   ==============

Amortization expense related to goodwill was L1,695, L1,280 and L1,196 for the years 1999, 1998 and 1997 respectively.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued Expenses and Other Current Liabilities consisted of the following:

(STERLING IN THOUSANDS)                                   1999            1998
-----------------------                               -------------   -------------
Bank loans and overdrafts...........................  L         861   L         886
Other...............................................          3,818           3,376
                                                      -------------   -------------
  Total.............................................  L       4,679   L       4,262
                                                      =============   =============

6. PENSION PLANS AND OTHER POST RETIREMENT PLANS

The Dawson's Subscription Business operation includes the following significant pension plans.

The UK operation of Dawson's Subscription Business participated in a defined benefit scheme together with other Dawson UK operations. The numbers reported herein represent the Dawson's Subscription Business' portion of Dawson UK plans. Approximately 45% of the participants in Dawson's UK defined benefit plans relate to Dawson's Subscription Business.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

6. PENSION PLANS AND OTHER POST RETIREMENT PLANS (CONTINUED)
The benefits of Dawson's Subscription Business' UK pension plans are based primarily on years of service and employees' pay near retirement. The entity's funding policy is consistent with the funding requirements of local regulations.

                                                                            PENSION BENEFITS
                                                                                UK PLANS
(STERLING IN THOUSANDS)                                           1999            1998            1997
-----------------------                                       -------------   -------------   -------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  L       1,168   L       1,015   L         684
Service cost................................................            146             101              53
Interest cost...............................................             63              70              57
Plan participants' contributions............................             35              34              31
Actuarial gain..............................................            273              --             248
Benefits paid...............................................            (83)            (53)            (58)
                                                              -------------   -------------   -------------
Benefit obligation at end of year...........................  L       1,602   L       1,167   L       1,015
                                                              =============   =============   =============
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  L       1,329   L       1,406   L       1,182
Actual return on plan assets................................            362             (99)            207
Employer contributions......................................             38              41              44
Plan participants' contributions............................             35              34              31
Benefits paid...............................................            (83)            (53)            (58)
                                                              -------------   -------------   -------------
Fair value of plan assets at end of year....................  L       1,681   L       1,329   L       1,406
                                                              =============   =============   =============
Funded Status...............................................  L          79   L         162   L         391
Unrecognized net actuarial loss.............................            365             373             149
Unrecognized transition asset...............................           (166)           (199)           (233)
                                                              -------------   -------------   -------------
Net amount recognized.......................................  L         278   L         336   L         307
                                                              =============   =============   =============

                                                             PENSION BENEFITS
                                                                 UK PLANS
(STERLING IN THOUSANDS)                          1999              1998              1997
-----------------------                       -----------       -----------       -----------
Amount recognized in the balance sheet:
Prepaid benefit cost........................  L       278       L       336       L       307
                                              ===========       ===========       ===========

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

6. PENSION PLANS AND OTHER POST RETIREMENT PLANS (CONTINUED)
The actuarial assumptions used to develop the periodic benefit cost and funded status were as follows:

                                                          PENSION BENEFITS
                                                              UK PLANS
                                               --------------------------------------
                                                 1999           1998           1997
                                               --------       --------       --------
                                                  %              %              %
Discount rate................................    5.50           5.50           7.00
Expected return on plan assets...............    7.75           9.00           9.00
Rate of compensation increases...............    5.00           5.00           6.50

                                                                           PENSION BENEFITS
                                                                               UK PLANS
(STERLING IN THOUSANDS)                                           1999           1998           1997
-----------------------                                       ------------   ------------   ------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  L        146   L        101   L         53
Interest cost...............................................            63             70             57
Expected return on plan assets..............................          (103)          (127)          (107)
Amortization of transition asset............................           (33)           (33)           (33)
Amortization of unrecognized loss...........................            23              1             --
                                                              ------------   ------------   ------------
Net periodic cost of defined benefit plans..................  L         96   L         12   L        (30)
                                                              ============   ============   ============

There were no under funded pension plans in any years.

Dawson, Inc. has a contributory profit sharing and savings plan (the "Plan") in which substantially all employees of its subsidiary companies are eligible to participate. The Plan qualifies under Section 401(k) of the Internal Revenue Code. Participants contribute a minimum of 1% of their wages with the maximum contribution not to exceed 12% of wages. The Company matches 50% of the first 6% of the participant's contribution. At the discretion of the Board of Directors, the Company may also make a discretionary supplemental contribution.

Dawson, Inc.'s matching contributions for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997 were L109, L112, and L158, respectively. Supplemental contributions for fiscal years 1999, 1998 and 1997 were L124, L137, and L105, respectively.

The Faxon Company, Inc., a US subsidiary of Dawson's Subscription Business, terminated its defined benefit pension plan as of January 31, 1997 and recognized a related gain of L595 in the year ended September 30, 1997.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

7. STOCK BASED AWARDS

In 1998, Dawson adopted the Directors and Senior Executives Long Term Incentive Plan (the "1998 Plan"). Certain of the directors participating in the 1998 Plan performed services for Dawson's Subscription Business and disclosures relating to those directors have been included herein. Options are granted with exercise prices that are not less than the market value of the stock. Eligible employees may exercise vested options at any time until October 2, 2000.

In 1994, Dawson launched the Long Term Incentive Bonus Scheme (the "1994 Scheme"). Certain of the directors participating in the 1994 Scheme performed services for Dawson's Subscription Business. Under the 1994 Scheme shares were awarded to directors contingent upon meeting performance criteria over the three years to September 30, 1997. These criteria included Dawson's earnings per share and share price.

Transactions during 1997, 1998 and 1999 related to stock options granted by Dawson were as follows:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Outstanding, September 30, 1996....................   197,200     L        0.445
Granted............................................        --                 --
Canceled...........................................        --                 --
Exercised..........................................   (50,000)             0.367
                                                     --------     --------------
Outstanding, September 30, 1997....................   147,200              0.471
Granted............................................   567,000              1.130
Canceled...........................................        --                 --
Exercised..........................................        --                 --
                                                     --------     --------------
Outstanding, September 30, 1998....................   714,200              0.994
Granted............................................        --                 --
Cancelled/Lapsed...................................  (510,300)             1.130
Exercised..........................................        --                 --
                                                     --------     --------------
Outstanding, October 2, 1999.......................   203,900     L        0.654
                                                     ========     ==============

Additional information regarding options outstanding as of October 2, 1999 is as follows:

                                        OPTIONS OUTSTANDING AND EXERCISABLE
                                                    WEIGHTED
                                    NUMBER          AVERAGE
                                  OUTSTANDING      REMAINING          WEIGHTED
            RANGE OF                  AND       CONTRACTUAL LIFE      AVERAGE
         EXERCISE PRICES          EXERCISABLE       (YEARS)        EXERCISE PRICE
  -----------------------------   -----------   ----------------   --------------
  L0.471 - 0.471                    147,200           5.67                L0.471
  L1.130 - 1.130                     56,700           1.00         L        1.13

The entity accounts for the Equity Plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for all common stock and common stock options issued with a price equal to fair market value. The entity has recognized compensation cost for all common stock and common stock options issued with a price below fair market value. For common stock options, such expense is recognized over the vesting

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

7. STOCK BASED AWARDS (CONTINUED)
period of the options. The entity recognized compensation expense of approximately Lnil, Lnil and L324 for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997, respectively, related to common stock and common stock options issued below fair market value under the 1994 Scheme.

Had compensation cost for the Equity Plan been determined consistent with the fair value methodology of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss would have been as follows:

(STERLING IN THOUSANDS)                                    1999           1998           1997
-----------------------                                -------------   -----------   -------------
Net loss:
As reported..........................................  L       1,028   L       785   L       1,035
Pro forma loss.......................................  L       1,077   L       785   L       1,035

Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 1999        1998          1997
                                               ---------   --------      ---------
Risk-free interest rate......................  No grants      5.0%       No grants
Expected life (years)........................  No grants      5.0        No grants
Assumed volatility...........................  No grants     35.0%       No grants
Expected dividends...........................  No grants     None        No grants

The weighted average fair market values of options granted during 1998 was L0.453. No options were granted in 1997 and 1999.

8. INCOME TAXES

THE INCOME TAX PROVISIONS WERE CALCULATED BASED UPON THE FOLLOWING COMPONENTS OF INCOME (LOSS) BEFORE TAXES:

(STERLING IN THOUSANDS)                                       2 OCT. 1999      30 SEP. 1998     30 SEP. 1997
-----------------------                                      --------------   --------------   --------------
UK.........................................................  L         379    L         366    L       (1,021)
US.........................................................         (3,137)          (2,792)           (1,822)
France.....................................................          2,790            2,414             2,483
Other......................................................            516              335               622
                                                             --------------   --------------   --------------
    Income before taxes....................................  L         548    L         323    L          262
                                                             ==============   ==============   ==============

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

8. INCOME TAXES (CONTINUED)
THE COMPONENTS OF THE PROVISION (BENEFIT) FOR INCOME TAXES ARE SUMMARIZED AS
FOLLOWS:

(STERLING IN THOUSANDS)                               2 OCT. 1999    30 SEP. 1998    30 SEP. 1997
-----------------------                              -------------   -------------   -------------
INCOME TAX PROVISION (BENEFIT) INCLUDE:
Current Taxes
  UK...............................................  L        363    L         --    L          --
  US...............................................            --               7               --
  France...........................................         1,124             802            1,151
  Other............................................           270             224              374
                                                     -------------   -------------   -------------
  Total............................................         1,757           1,033            1,525

Deferred Taxes
  UK...............................................            (7)             (1)              (2)
  US...............................................            --              --               --
  France...........................................           (21)            148             (163)
  Other............................................          (153)            (72)             (63)
                                                     -------------   -------------   -------------
  Total............................................          (181)             75             (228)
                                                     -------------   -------------   -------------
Total Tax..........................................        L1,576          L1,108           L1,297
                                                     =============   =============   =============

Net current deferred income taxes consist of the tax effects of temporary differences related to the following:

(STERLING IN THOUSANDS)                                 2 OCT. 1999      30 SEP. 1998   30 SEP. 1997
-----------------------                              -----------------   ------------   ------------
Allowance for doubtful accounts....................  L            --      L        7     L       11
Other reserves--net................................                6              49             64
                                                     -----------------    ----------     ----------
  Net current deferred tax asset (liability).......  L             6      L       56     L       75
                                                     =================    ==========     ==========

Net non-current deferred income taxes consist of the tax effects of temporary differences related to the following:

(STERLING IN THOUSANDS)                              2 OCT. 1999   30 SEP. 1998   30 SEP. 1997
-----------------------                              -----------   ------------   ------------
Property and Equipment.............................  L     (20)    L       (19)   L        (9)
Pensions and profit sharing schemes................        (15)             96             99
Intangible assets and other asset revaluations.....        290             (17)          (141)
Other reserves--net................................         35              (1)           159
                                                     -----------   -----------    -----------
Net non-current deferred tax asset (liability).....  L     290     L        59    L       108
                                                     ===========   ===========    ===========

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

8. INCOME TAXES (CONTINUED)
The differences between the entity's tax on profit on ordinary activities and the statutory income tax rate in the United Kingdom are as follows:

(STERLING IN THOUSANDS)                                               1999               1998               1997
-----------------------                                           -------------      -------------      -------------
Taxes computed at the statutory rate: 30% for 2 Oct. 1999,
  31% for 30 Sep. 1998 and 30 Sep. 1997.....................      L         164      L         100      L          81
Goodwill....................................................                540                395                190
Change in valuation allowance...............................                361               (590)               (58)
Effect of different tax rates in other countries............                227                241                295
Permanent items not deductible..............................                289                880                790
Other--net..................................................                (17)                70                (13)
Income tax provision........................................      L       1,576      L       1,108      L       1,297
                                                                  -------------      -------------      -------------
Group effective tax rate on ordinary activities.............                288%               343%               495%
                                                                  =============      =============      =============

All deferred tax assets are recognized on a full provision basis, and, if judged appropriate, a valuation allowance is recorded based upon whether it is "more likely than not" that some or all of the deferred tax asset will be realized. At October 2, 1999, the US company has estimated net operating loss carryovers sufficient to create a net deferred tax asset for the US part of the business. A full valuation allowance is provided against the US net deferred tax asset, which at September 30, 1998 was L4,566, because there is a less than 50% probability that future taxable income in the US will be sufficient to fully utilize the deferred tax assets.

For companies based in countries other than the US, deferred tax assets relating to temporary differences other than net operating loss carry-forwards have been recognized because of the respective companies' history of earnings and utilization of the deferred amounts on a current basis.

The sources of the temporary differences in all of the companies are: book versus tax basis on intangible assets; pension and post-employment benefit expenses not deductible for tax purposes; the use of accelerated methods of computing depreciation for tax purposes; other book provisions not deductible for tax purposes; and other temporary differences applicable to assets and liabilities.

No provision is made for the tax which would become payable on the distribution of retained earnings by non-UK subsidiaries or joint ventures or on the disposition of such interests where there is no present intention to distribute such retained earnings or to dispose of such interests.

9. RESEARCH AND DEVELOPMENT

Research and development expenses in the period ended October 2, 1999 and each of the two years ended September 30, 1998 and 1997 were L1,450, L1,898 and L933 respectively.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

10. RELATED PARTY TRANSACTIONS

Apart from transactions between Dawson and Dawson's Subscription Business, no significant transactions with other related parties have occurred. The primary transactions between the entity and Dawson are summarized as follows:

(STERLING IN THOUSANDS)                                          1999          1998           1997
-----------------------                                       -----------   -----------   ------------
Interest income (expense)...................................         L690          L217          L(477)
                                                              ===========   ===========   ============

Certain group share schemes were administered on behalf of Dawson's Subscription Business by Dawson. The costs relating to employees involved in these schemes have been reflected within the income statement.

No significant transactions with directors or other executive officers of the entity have occurred during the period.

11. DAWSON'S NET INVESTMENTS

Changes in Dawson's net investments are summarized as follows (in thousands)

(STERLING IN THOUSANDS)                                            1999             1998              1997
-----------------------                                       --------------   ---------------   --------------
Beginning balance...........................................  L       (4,548)  L        12,615   L       15,818
Net loss....................................................          (1,028)             (785)          (1,035)
Net transfers from (to) Dawson..............................          15,542           (17,461)          (1,641)
Currency translation gain (loss)............................            (735)            1,083             (527)
                                                              --------------   ---------------   --------------
Ending balance..............................................  L        9,231   L        (4,548)  L       12,615
                                                              ==============   ===============   ==============

Other Comprehensive Income consists of foreign currency translation gains and losses. The total Comprehensive (Losses) Income for the period ended October 2, 1999 and the years ended September 30, 1998 and 1997 was L(1,763), L298 and L(1,562) respectively.

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

12. GEOGRAPHICAL INFORMATION

(STERLING IN THOUSANDS)                              1999              1998              1997
-----------------------                         ---------------   ---------------   ---------------
NET REVENUE
UK............................................  L        28,051   L        31,047   L        30,864
US............................................          129,013           131,125           159,733
France........................................           62,928            59,871            59,313
Other.........................................           22,009            20,315            19,967
                                                ---------------   ---------------   ---------------
Total.........................................         L242,001          L242,358          L269,877
                                                ===============   ===============   ===============

(STERLING IN THOUSANDS)                                  1999             1998             1997
-----------------------                             --------------   --------------   --------------
OPERATING INCOME (LOSS)
UK................................................  L          382   L          725   L          (87)
US................................................          (3,236)          (2,811)          (1,577)
France............................................           2,886            2,832            2,457
Other.............................................             593              299              637
                                                    --------------   --------------   --------------
Total.............................................  L          625   L        1,045   L        1,430
                                                    ==============   ==============   ==============

13. COMMITMENTS AND CONTINGENCIES

CONTINGENT LIABILITIES

The entity is subject to legal proceedings and other claims arising in the ordinary course of business. Various lawsuits, claims and proceedings have been or may be instituted or asserted against Dawson's Subscription Business relating to the conduct of its business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes that the ultimate outcome of matters currently pending is not likely to have a material adverse effect on the results of operations or financial position of the Company.

OPERATING LEASE COMMITMENTS

Dawson's Subscription Business leases certain facilities and equipment under operating leases. Total rental expense was L255, L590 and L788 for the period ended October 2, 1999 and the years ended September 30, 1998, and 1997, respectively as set out below:

(STERLING IN THOUSANDS)                                      1999          1998          1997
-----------------------                                   -----------   -----------   -----------
OPERATING LEASE CHARGES:
Land and buildings......................................  L        94   L       156   L       157
Other Items.............................................          161           434           631
                                                          -----------   -----------   -----------
                                                          L255........  L       590   L       788
                                                          ===========   ===========   ===========

                         DAWSON'S SUBSCRIPTION BUSINESS

      PERIOD ENDED OCTOBER 2, 1999, AND YEARS ENDED SEPTEMBER 30, 1998 AND
                               SEPTEMBER 30, 1997

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Minimum future rental commitments under operating leases, by year and in the aggregate, under non-cancelable leases with initial or remaining terms of one year or more consisted of the following at October 2, 1999:

(STERLING IN THOUSANDS)
-----------------------------------------------------------
         2000                                  L        226
         2001                                           171
         2002                                            41
         2003                                            70
                                               ------------
         Total                                 L        508
                                               ============

14. RESTATEMENT

Subsequent to the issuance of the combined financial statements of Dawson's Subscription Business the management of the Subscription Business determined that a number of further adjustments were required to the combined financial statements of which the most significant related to a reduction in the carrying value of prepayments at 2 October 1999 together with an increase in the cost of revenues, for the period then ended, of L734,000. Additionally a prior period adjustment of L214,000 has been reflected in Dawson's net investment at October 1, 1997 to record a vacation accrual liability. As a result of these adjustments the financial statements have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

(STERLING IN THOUSANDS)                                1999               1999              1998             1998
-----------------------                          ----------------   ----------------   --------------   --------------
                                                       (AS            AS RESTATED           (AS          AS RESTATED
                                                    PREVIOUSLY                           PREVIOUSLY
                                                    REPORTED)                            REPORTED)
At 2 October/30 September:
Cash and cash equivalents......................  L        22,509    L        22,504    L       6,160    L        6,160
Accounts receivable............................           30,900             31,004           32,969            32,969
Prepayments....................................            3,889              3,055            2,766             2,766
Accrued expenses and current liabilities.......            4,728              4,679            4,048             4,262
Dawson's net investments.......................  L         9,917    L         9,231    L      (4,334)   L       (4,548)

For the period ended 2 October 1999:
Revenue........................................  L       241,972    L       242,001
Costs of revenues..............................         (216,521)          (217,175)
Selling, general and administrative expenses...          (24,456)           (24,201)

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding RoweCom's executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Executive Officers and Directors". Information required by Part III, Item 10, regarding RoweCom's directors is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on May 31, 2000, and is incorporated herein by reference. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11, is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on May 31, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12, is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on May 31, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of RoweCom's relationships and related transactions is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on May 31, 2000, and is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT:

    (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

       ROWECOM INC.
       Report of Independent Auditors
       Consolidated Balance Sheets as of December 31, 1998 and 1999 Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999
       Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1997, 1998 and 1999
       Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999
       Notes to Consolidated Financial Statements
       DAWSON'S SUBSCRIPTION BUSINESS (AN ACQUIRED BUSINESS OF ROWECOM INC.) Report of Independent Accountants
       Combined Balance Sheets at September 30, 1998 and October 2, 1999 Combined Statements of Operations for the years ended September 30, 1997 and 1998 and October 2, 1999

       Combined Statements of Cash Flows for the years ended September 30, 1997 and 1998 and October 2, 1999
       Notes to Combined Financial Statements for the years ended September 30, 1997 and 1998 and October 2, 1999

    (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

       None

    (3) INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
    4.1                 Third Amended and Restated Certificate of Incorporation
                        (Incorporated by reference to Exhibit 3.1 to RoweCom's
                        Registration Statement on Form S-1 (file no. 333-68761)).

    4.2                 Amended and Restated By-Laws (Incorporated by reference to
                        Exhibit 3.2 to RoweCom's Registration Statement on Form S-1
                        (file no. 333-68761)).

    4.3                 Form of Stock Certificate of RoweCom Inc. Common Stock
                        (Incorporated by reference to Exhibit 4.1 to RoweCom's
                        Registration Statement on Form S-1 (file no. 333-68761)).

   10.1+                1997 Stock Incentive Plan of the Registrant (Incorporated by
                        reference to Exhibit 10.1 to RoweCom's Registration
                        Statement on Form S-1 (file no. 333- 68761)).

   10.2+ 1998 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to RoweCom's Registration
                        Statement on Form S-1 (file no. 333-68761)).

   10.3+                1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to RoweCom's Registration Statement on Form
                        S-1 (file no. 333- 68761)).

   10.4+                Amended and Restated 1998 Stock Incentive Plan (Incorporated
                        by reference to Exhibit 10.4 to RoweCom's Registration
                        Statement on Form S-1 (file no. 333-68761)).

   10.5 Lease of 725 Concord Ave., Cambridge, Massachusetts, dated as of August 30, 1996, between David E. Clem and David M.
                        Roby, Trustees of Lyme Properties Realty Trust u/d/t dated
                        September 30, 1994 and the Registrant, as amended by First
                        Addendum to Lease, dated August 20, 1997, among David E.
                        Clem and David M Roby, Trustees of Lyme Properties Realty
                        Trust u/d/t, Curtin Insurance Agency, Inc. and the
                        Registrant (Incorporated by reference to Exhibit 10.5 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).

   10.6                 Consent to Cross Assignment of Leases, dated August 1, 1998, between David E. Clem and David M. Roby, Trustees of Lyme
                        Properties Realty Trust u/d/t dated September 30, 1994 and the Registrant (Incorporated by reference to Exhibit 10.6 to
                        RoweCom's Registration Statement on Form S-1 (file
                        no. 333-68761)).

   10.7                 Stock Purchase Agreement, dated May 4, 1998, between the
                        Registrant, Rowe Communications Ltd. ("RoweCom
                        Communications"), and the Purchasers named therein, relating to the sale by the Registrant of its Class B Convertible
                        Preferred Stock (Incorporated by reference to Exhibit 10.7 to RoweCom's Registration Statement on Form S-1 (file
                        no. 333-68761)).

   10.8                 Share Purchase Agreement, dated as of April 1, 1997, between the Registrant and the Purchasers named therein relating to the sale by the Registrant of shares of its Class A
                        Convertible Preferred Stock (Incorporated by reference to
                        Exhibit 10.8 to RoweCom's Registration Statement on
                        Form S-1 (file no. 333-68761)).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   10.9                 Second Amended and Restated Stockholders' Agreement, dated as of December 11, 1998, by and between the Registrant and certain stockholders of the Registrant (Incorporated by
                        reference to Exhibit 10.9 to RoweCom's Registration
                        Statement on Form S-1 (file no. 333-68761)).

   10.10                Stock Purchase Agreement, dated as of December 11, 1998,
                        between the Registrant and the Purchasers named therein,
                        relating to the sale by the Registrant of shares of Class C
                        Convertible Preferred Stock (Incorporated by reference to
                        Exhibit 10.10 to RoweCom's Registration Statement on
                        Form S-1 (file no. 333-68761)).

   10.11                Second Amended Registration Rights Agreement, dated as of
                        December 11, 1998, by and among the Registrant, RoweCom
                        Communications, and the Purchasers named therein
                        (Incorporated by reference to Exhibit 10.11 to RoweCom's
                        Registration Statement on Form S-1 (file no. 333-68761)).

   10.12+               Executive Employment Agreement, dated as of November 4,
                        1998, between the Registrant and Mr. Louis Hernandez
                        (Incorporated by reference to Exhibit 10.12 to RoweCom's
                        Registration Statement on Form S-1 (file no. 333-68761)).

   10.13 Loan Agreement, dated June 19, 1998, between Imperial Bank and the Registrant, as amended by Amendment No. 1 to the Loan Agreement, dated September 23, 1998, between the
                        Registrant and Imperial Bank (Incorporated by reference to Exhibit 10.13 to RoweCom's Registration Statement on
                        Form S-1 (file no. 333-68761)).

   10.14                General Security Agreement, dated June 19, 1998, between
                        Imperial Bank and the Registrant (Incorporated by reference to Exhibit 10.14 to RoweCom's Registration Statement on
                        Form S-1 (file no. 333-68761)).

   10.15+               Form of Non-Competition Agreements by and between the
                        Registrant and each of Dr. Richard R. Rowe, Louis Hernandez
                        Jr., Stephen Vozella, Walter Crosby, Steven Woit and Ronald
                        Grigg (Incorporated by reference to Exhibit 10.15 to
                        RoweCom's Registration Statement on Form S-1 (file
                        no. 333-68761)).

   10.16                Electronic Commerce Referral and Revenue Sharing Agreement,
                        dated August 24, 1998, by and between Intelisys Electronic
                        Commerce LLC and the Registrant (Incorporated by reference to Exhibit 10.16 to RoweCom's Registration Statement on
                        Form S-1 (file no. 333-68761)).

   10.17                Marketing and Integration Agreement, dated as of August 20,
                        1998, by and between RoweCom and barnesandnoble.com inc.
                        (Incorporated by reference to Exhibit 10.17 to RoweCom's
                        Registration Statement on Form S-1 (file no. 333-68761)).

   10.18                Content and Co-Marketing Agreement, dated September 28,
                        1998, by and between the Registrant and NewSub Services, Inc. (Incorporated by reference to Exhibit 10.18 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).

   10.19                Content and Co-Marketing Agreement, dated October 23, 1998, between the Registrant and Publications Resource Group, Inc.
                        (Incorporated by reference to Exhibit 10.19 to RoweCom's
                        Registration Statement on Form S-1 (file no. 333-68761)).

   10.20+               Stock Purchase Warrant between Philippe Villers and the
                        Registrant (Incorporated by reference to Exhibit 10.20 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   10.21+               Stock Purchase Warrant between Jerome Rubin and the
                        Registrant (Incorporated by reference to Exhibit 10.21 to
                        RoweCom's Registration Statement on Form S-1 (file
                        no. 333-68761)).

   10.22 Exchange Option Agreement, dated as of February 3, 1999, between the Registrant and Working Ventures Canadian Fund
                        Inc. (Incorporated by reference to Exhibit 10.22 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).

   10.23                Agreement between RoweCom and NewsEdge Corp., dated
                        March 31, 1999 (Incorporated by reference to Exhibit 10.1 to
                        RoweCom's Quarterly Report on Form 10-Q (file
                        no. 333-68761) filed May 12, 1999).

   10.24                Supplier Agreement between RoweCom and Commerce One, dated
                        April 20, 1999 (Incorporated by reference to Exhibit 10.1 to
                        RoweCom's Quarterly Report on Form 10-Q (file
                        no. 000-25163) filed August 13, 1999).

   10.25                Stock Purchase Agreement, dated June 14, 1999, by and among
                        RoweCom, Julie Sue Beckerman and David Rifkin (Incorporated
                        by reference to Exhibit 2 to RoweCom's Current Report on
                        Form 8-K (file no. 000-25163) filed June 22, 1999).

   10.26                Securities Purchase Agreement, dated as of October 13, 1999, by and among RoweCom and the "Buyers" indicated therein
                        (note: exhibits and schedules omitted) (Incorporated by
                        reference to Exhibit 99.1 to RoweCom's Current Report on
                        Form 8-K (file no. 000-25163) filed October 14, 1999).

   10.27                Form of Note issued pursuant to the Securities Purchase
                        Agreement (Incorporated by reference to Exhibit 99.2 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).

   10.28                Form of Warrant issued pursuant to the Securities Purchase
                        Agreement (Incorporated by reference to Exhibit 99.3 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).

   10.29                Registration Rights Agreement, dated as of October 13, 1999, by and among RoweCom and the "Buyers" indicated therein
                        (Incorporated by reference to Exhibit 99.4 to RoweCom's
                        Current Report on Form 8-K (file no. 000-25163) filed
                        October 14, 1999).

   10.30                Agreement, dated as of September 16, 1999, by and among
                        RoweCom Inc., Dawson Holdings Plc, the Vendors and the
                        Purchasers (as defined therein) (Incorporated by reference to Exhibit 2.1 to RoweCom's Current Report on Form 8-K (file
                        no. 000-25163) filed October 18, 1999).

   10.31                Strategic Alliance and Marketing Agreement between RoweCom and Office.com Inc., dated September 27, 1999 (Incorporated by reference to Exhibit 10.1 to RoweCom's Quarterly Report on Form 10-Q (file no. 000-25163) filed November 15, 1999).

   10.32 Stock Purchase Agreement, dated August 18, 1999, by and among RoweCom, Ashcliff Pty Ltd as trustee for the AJ Gans
                        Children's Trust and Alfred Jacob Gans (Incorporated by reference to Exhibit 10.2 to RoweCom's Quarterly Report on
                        Form 10-Q (file no. 000-25163) filed November 15, 1999).

   10.33                Form of Revolving Note, dated December 14, 1999, issued to
                        American National Bank and Trust Company of Chicago, The
                        Turner Subscription Agency, McGregor Subscription Service,
                        Inc. and The Faxon Company, Inc.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   10.34                RoweCom Corporate Guaranty, to American National Bank and
                        Trust Company of Chicago, N.A. dated as of December 14,
                        1999.

   10.35                Dawson Corporate Guaranty, to American National Bank and
                        Trust Company of Chicago, N.A. dated as of December 14,
                        1999.

   10.36                Environmental Indemnity Agreement, dated as of December 14,
                        1999, among American National Bank and Trust Company of
                        Chicago, RoweCom, Dawson, The Turner Subscription Agency,
                        McGregor Subscription Service, Inc. and The Faxon Company,
                        Inc.

   10.37                Loan and Security Agreement, dated as of December 14, 1999, among American National Bank and Trust Company of Chicago,
                        The Turner Subscription Agency, McGregor Subscription
                        Service, Inc. and The Faxon Company, Inc.

   10.38                General Service Agreement by and between RoweCom and Bank of
                        America Technology and Operations, Inc., dated September 1,
                        1999.

   10.39                Partner Agreement by and between Concur Technologies, Inc.
                        and RoweCom, dated December 29, 1999.

   21.1                 List of Subsidiaries

   23.1                 Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

   23.2                 Consent of Deloitte & Touche, Independent Accountants

   27.1                 Financial Data Schedule

------------------------

+   Executive Compensation Plan or Agreement

(B) REPORTS ON FORM 8-K:

On October 13, 1999, RoweCom filed a report on Form 8-K in connection with the issuance of convertible debt.

On October 18, 1999, RoweCom filed a report on Form 8-K in connection with its acquisition of Dawson Information Services Group.

On December 20, 1999 and January 5, 2000, RoweCom filed a report on Form 8-K/A in connection with the audited financial statements of Dawson Information Service Group, a business that RoweCom acquired in October 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2000                                   ROWECOM INC.

                                                       By:             /s/ RICHARD R. ROWE
                                                            -----------------------------------------
                                                                         Richard R. Rowe
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                 /s/ RICHARD R. ROWE                   Chairman of the Board of Directors, President
     -------------------------------------------         and Chief Executive Officer (Principal
                   Richard R. Rowe                       Executive Officer)

                 /s/ PAUL BURMEISTER                   Senior Vice President and Chief Financial
     -------------------------------------------         Officer (Principal Financial and Accounting
                   Paul Burmeister                       Officer)

                  /s/ STANLEY FUNG
     -------------------------------------------       Director
                    Stanley Fung

                  /s/ JOHN KENNEDY
     -------------------------------------------       Director
                    John Kennedy

                 /s/ THOMAS LEMBERG
     -------------------------------------------       Director
                   Thomas Lemberg

                   JEROME S. RUBIN
     -------------------------------------------       Director
                   Jerome S. Rubin

                /s/ PHILIPPE VILLERS
     -------------------------------------------       Director
                  Philippe Villers

             DONALD A.B. LINDBERG, M.D.
     -------------------------------------------       Director
             Donald A.B. Lindberg, M.D.