Form 10-Q
period 2000-03-31
ROWECOM INC
filed 2000-05-15
CIK 1074676

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         [COMMISSION FILE NUMBER 0-21379]

       FOR THE TRANSITION PERIOD FROM _______________ TO ______________


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

                                                     Yes   X   No
                                                          ---     ---

         Number of shares outstanding of the issuer's common stock as of April 30, 2000

         Common Stock, per value $.01 per share              10,339,458
         ---------------------------------------        --------------------
                     Class                               Number of shares
                                                            outstanding

================================================================================

                                  ROWECOM INC.

                                      INDEX


 ITEM                                                                                               PAGE
NUMBER                                                                                             NUMBER
------                                                                                             ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                  ROWECOM INC.

                  Consolidated Balance Sheets at March 31, 2000 and December 31, 1999  ............    3

                  Consolidated Statements of Operations for the three months ended
                    March 31, 2000 and March 31, 1999 .............................................    4

                  Consolidated Statements of Cash Flows for the three months ended March 31,
                    2000 and March 31, 1999 .......................................................    5

                  Notes to Consolidated Financial Statements ......................................    6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..................................................................    7


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds........................................   13

     Item 6.      Exhibits and Reports on Form 8-K.................................................   13

                  Signatures.......................................................................   14

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                  RoweCom Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                    AT MARCH 31,    AT DECEMBER 31,
                                                                            2000               1999
                                                                    ------------    ---------------
ASSETS:
Current assets:
     Cash and cash equivalents .................................      $   9,292       $  13,264
     Accounts receivable (net of allowance for doubtful
     accounts of $761 and $1,847) ..............................         73,898         137,512
     Other current assets ......................................         15,223          12,306
                                                                      ---------       ---------
         Total current assets ..................................         98,413         163,082

Property and equipment, net ....................................         10,342          10,787
Goodwill, net ..................................................          6,850           7,411
Intangible and other assets, net ...............................         33,153          34,328
                                                                      ---------       ---------
         Total assets ..........................................      $ 148,758       $ 215,608
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ..........................................         23,071          51,595
     Accrued expenses ..........................................          7,603           9,005
     Accrued compensation ......................................          1,976           2,511
     Customer advances .........................................         12,740          20,095
     Deferred revenue ..........................................         11,864          11,187
     Loans payable .............................................         46,653          61,060
                                                                      ---------       ---------
         Total current liabilities .............................        103,907         155,453

Commitments

Stockholders' equity:
     Common stock, $.01 par value per share, 34,000,000 shares
     authorized, 10,399,208 and 10,377,559 shares issued and
     outstanding, respectively .................................            104             104
     Additional paid-in capital ................................         89,972          89,907
     Treasury stock, at cost ...................................            (53)            (53)
     Accumulated deficit .......................................        (44,339)        (29,338)
     Accumulated other comprehensive loss ......................           (833)           (465)
                                                                      ---------       ---------
         Total stockholders' equity ............................         44,851          60,155

                                                                      ---------       ---------
         Total liabilities and stockholders' equity ............      $ 148,758       $ 215,608
                                                                      =========       =========

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.
                      Consolidated Statements of Operations
                        (in thousands, except share data)


                                                                  THREE MONTHS ENDED
                                                             ---------------------------
                                                              MARCH 31,       MARCH 31,
                                                                   2000            1999
                                                             -----------     -----------
Revenues .............................................       $ 51,787        $  1,699
Cost of revenues .....................................         47,340           1,527
                                                             --------        --------
      Gross profit ...................................          4,447             172

Operating expenses:
   Sales and marketing ...............................          8,671           1,894
   Research and development ..........................          2,961             818
   General and administrative ........................          4,162             725
   Amortization of goodwill and intangibles ..........          1,613              --
                                                             --------        --------
          Total operating expenses ...................         17,407           3,437
                                                             --------        --------
           Loss from operations ......................        (12,960)         (3,265)

Interest and other income, net .......................         (1,821)            251
                                                             --------        --------
           Loss before income taxes ..................        (14,781)         (3,014)

Provision for income taxes ...........................            220              --
                                                             --------        --------
           Net loss ..................................       $(15,001)       $ (3,014)
                                                             ========        ========


Basic and diluted net loss per share
Historical
   Basic and diluted net loss per share to common
   stockholders ......................................       $  (1.44)       $   (.93)
   Weighted average shares used in computing basic
   and diluted net loss per share ....................         10,386           3,619
Pro forma
   Basic and diluted net loss per share to common
   stockholders ......................................             --        $   (.41)
   Weighted average shares used in computing basic
   and diluted net loss per share ....................             --           7,394

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                THREE MONTHS ENDED
                                                                           ----------------------------
                                                                            MARCH 31,        MARCH 31,
                                                                                 2000             1999
                                                                           -----------      -----------
Cash flows from operating activities:
    Net loss ......................................................        $(15,001)        $ (3,014)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization .................................           2,363               83
    Amortization of discount on convertible notes .................             809               --
Changes in operating assets and liabilities:
    Accounts receivable ...........................................          53,507              714
    Other current and long term assets ............................           1,128              564
    Accounts payable ..............................................         (27,236)             (68)
    Income taxes payable ..........................................            (133)              --
    Accrued expenses and accrued compensation .....................          (1,684)            (196)
    Customer advances .............................................          (3,719)              --
    Deferred revenue ..............................................             709               16
                                                                           --------         --------
    Net cash provided by (used in) operating activities ...........          10,743           (1,901)

Cash flows from investing activities:
    Purchase of property and equipment ............................            (449)            (233)
    Cash paid to acquire business, net of cash acquired ...........            (105)              --
                                                                           --------         --------
    Net cash used in investing activities .........................            (554)            (233)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock ................              65           51,927
    Loan repayments ...............................................          50,447           (1,380)
    Loan proceeds .................................................         (64,480)              --
                                                                           --------         --------
    Net cash provided by (used in) financing activities ...........         (13,968)          50,547

    Effect of exchange rates on cash ..............................            (193)              (2)

    Net increase (decrease) in cash and cash equivalents ..........          (3,972)          48,411
Cash and cash equivalents, beginning of period ....................          13,264           16,974
                                                                           --------         --------
Cash and cash equivalents, end of period ..........................        $  9,292         $ 65,385
                                                                           ========         ========

SUPPLEMENTARY INFORMATION:
    Accretion of preferred stock ..................................              --         $    369
    Income taxes paid .............................................        $    117               --
    Interest paid .................................................        $    688               --

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.        THE COMPANY

The consolidated financial statements include the accounts of RoweCom Inc. ("RoweCom") and its wholly owned subsidiaries. All significant intercompany accounts and transactions between RoweCom and its subsidiaries, included in the accompanying financial statements, have been eliminated.

2.       INTERIM RESULTS

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in RoweCom's Registration Statement on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 16, 2000.

In the opinion of the management of RoweCom, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair statement of the results for the interim period.

The results disclosed in the Consolidated Balance Sheet at March 31, 2000, the Consolidated Statement of Operations for the three months ended March 31, 2000, and the Consolidated Statement of Cash Flows for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The following is a calculation of net loss per share:
(dollars in thousands, except per share data)


                                                                      THREE MONTHS ENDED
                                                                 ----------------------------
                                                                  MARCH 31,        MARCH 31,
                                                                       2000             1999
                                                                 -----------      -----------
Historical
   Basic and diluted:
     Net loss to common stockholders .....................        $(15,001)        $ (3,383)
     Weighted average number of common shares ............          10,386            3,619
     Net loss per common share--basic and diluted ........        $  (1.44)        $   (.93)

Pro forma
   Basic and diluted:
     Net loss ............................................                         $ (3,014)
     Weighted average number of common shares ............                            3,619
     Weighted average assumed number of shares upon
     conversion of preferred stock and the net exercise
     of all outstanding stock purchase warrants ..........                            3,775
                                                                                   --------
   Total weighted average number of shares used in
   computing pro forma net loss per share ................                            7,394
   Basic and diluted pro forma net loss per common share..                         $   (.41)


Options to purchase shares of RoweCom's common stock totaling 968,837 and 740,122 at March 31, 2000 and 1999, respectively, and warrants to purchase common stock totaling 224,000 at March 31, 2000 were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been antidilutive.

4.       COMPREHENSIVE LOSS


                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                         MARCH 31,        MARCH 31,
                                                              2000             1999
                                                        -----------      -----------
Net loss ........................................        $(15,001)        $ (3,014)
Other comprehensive loss:
     Foreign currency translation adjustment.....            (368)              (1)
                                                         --------         --------
Comprehensive loss ..............................        $(15,369)        $ (3,015)
                                                         ========         ========

5.       TERMINATION OF NEWSEDGE CORPORATION ACQUISITION

On March 7, 2000 RoweCom and NewsEdge Corporation jointy announced that they have agreed by mutual consent to terminate their acquisition agreement. Under the terms of the merger agreement, which was announced on December 7, 1999, RoweCom would have exchanged .26 shares of common stock for each share of NewsEdge common stock. The companies have chosen instead to move forward with a partnership that will enable the services of both companies to be integrated in ways that benefit their customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

This quarterly report on Form 10-Q forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. RoweCom's actual results may differ significantly from management's expectations the risks and uncertainties described or discussed in the section "Business-Additional Factors that may Affect Future Results" in the Form 10-K of RoweCom filed on March 16, 2000. These risks include, among others, the following:

     -Risks relating to RoweCom's limited operating history.

     -Risks pertaining to RoweCom's reliance on a single service.

     -Risks that uncertainty in RoweCom's ability to maintain existing strategic alliances and enter into new alliances may negatively impact RoweCom's operating results.

     -Risks of increased competition in the knowledge resource sales market.

     -Risks relating to reliance on a small number of clients and industries for substantially all of our revenues.

     -Risks that RoweCom will have trouble operating successfully internationally as RoweCom integrates its foreign acquisitions.


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

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1st of each year. As purchases by individual employees increase as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year. Dawson's Subscription Business, which was acquired by RoweCom in October 1999 by the purchase of certain assets of UK-based Dawson Information Services and all of the issued and outstanding capital stock of Dawson, Inc., has experienced similar seasonality.

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

RoweCom paid net consideration of $34.0 million in cash and issued approximately 94,000 shares of RoweCom's common stock, which were valued at $1.7 million, and paid acquisition costs of $2.4 million, as part of an aggregate net consideration of approximately $35.7 million. Under the terms of the purchase agreement, RoweCom is obligated to issue an additional L4.0 million of RoweCom common stock, at a price per share of approximately $17.62, as part of the purchase price for the acquisition, after making an adjustment based upon profit calculations for the period from the completion of the acquisition to December 31, 1999. RoweCom expects to issue these shares in the first half of 2000.

The acquisition of Dawson has impacted the seasonal nature of RoweCom's business. Due to Dawson's established practice of paying publishers 30 to 60 days prior to receipt of customers funds, we had substantial additional expenditures in the fourth quarter of 1999. We received the majority of our cash receipts relating to such purchases in the first quarter of 2000. As a result of the seasonal nature of our cash flows, we will have to rely to a greater extent on bank financing and lines of credit and other sources of liquidity to cover current operating expenses during such periods.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 THREE MONTH PERIOD") WITH THE THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 THREE MONTH PERIOD")

REVENUES. Revenues for the 2000 Three Month Period were $51.8 million, as compared to $1.7 million for the 1999 Three Month Period, an increase of $50.1 million. This increase resulted primarily from increased sales per client and growth in our client base, particularly related to the acquisition of Dawson. Transaction volumes for the 2000 Three Month Period also increased significantly from the 1999 Three Month Period from 8,000 to 334,000 transactions, primarily due to volume increases related to the Dawson acquisition. The average selling price per transaction for the 2000 Three Month Period was $155 as compared to $180 during the 1999 Three Month Period.

COST OF REVENUES. Cost of revenues in the 2000 Three Month Period was $47.3 million as compared to $1.5 million during the 1999 Three Month Period, an increase of $45.8 million. Installation revenue was $18,000 during the 2000 Three Month Period and $114,000 during the 1999 Three Month Period.

SALES AND MARKETING. Sales and marketing expenses increased to $8.7 million during the 2000 Three Month Period from $1.9 million in the 1999 Three Month Period, an increase of $6.8 million or 358%. This growth is primarily due to an increase of personnel associated with RoweCom's acquisitions and the associated expenses of recruiting, hiring, and training the additional personnel. Personnel expenses increased to approximately $5.3 million in the 2000 Three Month Period from $1.1 million in the 1999 Three Month Period.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.9 million in the 2000 Three Month Period from 818,000 in the 1999 Three Month Period, an increase of $2.1 million or 262%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.2 million in the 2000 Three Month Period compared to $723,000 in the 1999 Three Month Period, an increase of $3.4 million or 476%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $1.6 million in the 2000 Three Month Period. As a result of the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd. and Dawson's Subscription Business, approximately $43.3 million in goodwill and intangibles were recorded and are being amortized over a range of 3 to 11 years from the date of the acquisitions.

INTEREST AND OTHER INCOME, NET. Interest expense was $1.8 million in the 2000 Three Month period, as compared to an interest income of $251,000 in the 1999 Three Month Period. This expense is a result of the interest paid on the outstanding lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.7 million for the 2000 Three Month Period as compared to $1.9 million of cash used in for the 1999 Three Month Period. Cash provided for the 2000 Three Month Period resulted primarily from a decrease in accounts receivable of $53.5 million. This was partially offset by a net loss of $15.0 million and a $27.2 decrease in accounts payable. Cash used in operating activities for the 1999 Three Month Period was primarily attributable to a net loss of $3.0 million, partially offset by a decrease of $714,000 in accounts receivable.

Net cash used in investing activities for the 2000 Three Month Period was $554,000, substantially all of which was used to purchase property and equipment, as compared to $233,000 for the 1999 Three Month Period.

Net cash used in financing activities was $13.9 million for the 2000 Three Month Period, as compared to cash provided by financing activities of $50.5 million for the 1999 Three Month Period. Repayments on loans were $64.5 million, offset by loan proceeds of $50.4. During the 1999 Three Month Period, net proceeds from the IPO, net of underwriting discounts and offering costs, were $51.9, of which $1.4 million was used to pay down existing credit facilities. At March 31, 2000, RoweCom had cash and cash equivalents of $9.3 million, debt of $46.6 million and stockholders' equity of $44.8 million.

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

SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS. On October 13, 1999, RoweCom entered into a Securities Purchase Agreement with two investors pursuant to which RoweCom issued and sold notes convertible into RoweCom common stock in the aggregate principal amount of $20.0 million and warrants to purchase up to 224,000 shares of RoweCom's common stock at an exercise price of approximately

$27.50 per share. The sale of the convertible notes and the warrants generated net proceeds of approximately $19.2 million for RoweCom. The notes are convertible into shares of RoweCom's common stock on the terms and conditions set forth in the Securities Purchase Agreement and the notes pursuant to calculations based upon the outstanding principal amount plus interest and the trading price of RoweCom common stock, provided that the notes may not be converted into RoweCom common stock until January 11, 2001, at the earliest, unless specified conditions occur causing an acceleration. RoweCom also has an option, subject to certain conditions, to require the investors to invest up to an additional $15.0 million in additional convertible notes and warrants. This option is not presently exercisable and may not become exercisable. RoweCom also granted the investors certain rights to require the registration under applicable securities laws of the shares of RoweCom common stock issuable upon conversion of the notes and exercise of the warrants. RoweCom filed a short-form Registration Statement on From S-3 on March 16, 2000, which became effective on April 20, 2000.

REVOLVING LINES OF CREDIT. In October 1999, RoweCom (UK) Ltd., our wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to L3.0 million with National Westminster Bank PLC. The line of credit is secured by a grant of a security interest in RoweCom (UK) Ltd.'s accounts receivable and other assets. In addition, we have guaranteed the loan, up to an aggregate of approximately L5.4 million. The line of credit will be available to the borrower until April 2, 2000 and bear interest at the rate of the bank's base rate, plus 1%.

In October 1999, RoweCom France SARL entered into a credit agreement with Credit du Nord for an initial 70.0 million French Franc line of credit that was reduced on February 29, 2000 to a 30.0 million French Franc line of credit. The line of credit will be available from December 1, 1999 to May 31, 2000 and bears interest at the rate of EURIBOR plus 0.40%. The facility has been guaranteed by RoweCom, and RoweCom has agreed to maintain 100% ownership of RoweCom France SARL at all times while any amounts are outstanding under the facility, which terminates December 31, 2000, unless renewed.

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

On December 14, 1999, three wholly owned subsidiaries of RoweCom's wholly owned subsidiary Dawson, Inc., entered into a revolving line of credit with a financial institution in the aggregate amount of $35.0 million. The line of credit is secured by a lien on all of the assets, accounts receivable and after acquired property of the three subsidiaries of Dawson. In addition, RoweCom and Dawson have signed unconditional guaranties of full payment of the loan made to the three subsidiaries. The entire unpaid principal balance of the loan becomes due May 31, 2000, with interest payments due on the last business day of each month. The revolving line of credit is scheduled to terminate on November 28, 2000, but under some conditions may be extended for an additional 364-day period. The borrowings of the subsidiaries under the revolving credit loans bear interest at the lender's prime rate plus a stated percentage. If its subsidiaries default on these loans, RoweCom may ultimately have to pay any unpaid balances on the line of credit. As of March 31, 2000, the aggregate amount borrowed under the line of credit was $3.0 million.

EURO CURRENCY ISSUES

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is used in business transactions. Beginning in January 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. RoweCom foreign subsidiaries do not expect to transact a material portion of their business in the euro until fiscal 2001. Also, RoweCom's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. Management expects that IT systems used by RoweCom's foreign subsidiaries will be repaired or replaced in a timely manner to facilitate business transactions and reporting to local government agencies. Cost to repair and/or replace IT systems are not expected to be material.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At March 31, 2000 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non-U.S. currencies was not material.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at March 31, 2000 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical fair value was not materially different from the quarter-end carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133", in fiscal year 2001. To date we have not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying genreally accepted accounting principles to selected revenue recognition issues. The application of the guidnace in SAB 101 will be required in RoweCom's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. RoweCom does not expect the adoption of SAB 101 to have a material effect on their financial statements, however the final evaluation of SAB 101 is not yet complete.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. RoweCom does not exect the application of FIN 44 to have a material impact on the RoweCom's financial position or results of operations.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 20, 2000 in connection with RoweCom's issuance of convertible notes and warrants, a Registration Statement on Form S-3 was filed with the SEC. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 11.

100,000 options were granted to purchase common stock under the Company's, Amended and Restated 1998 Stock Incentive Plan during the 2000 Three Month Period. The grants of options were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 there under. 31,224 stock options were exercised during the 2000 Three Month Period.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 - Partnership Agreement between RoweCom and Absolute Backorder Service, Inc. dated January 13, 2000.

         (b)      Reports on Form 8-K

                  On January 5, 2000 RoweCom filed a report on Form 8-K/A in connection with the audited financial statements of Dawson Information Service Group, a business that RoweCom acquired in October 1999.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROWECOM INC.


May 15, 2000                  By: /s/ Paul Burmeister
                                  ---------------------------------------------
                              Paul Burmeister
                              Senior Vice President and Chief Financial Officer