Form 10-Q
period 2000-06-30
ROWECOM INC
filed 2000-08-14
CIK 1074676

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-21379

                                  ROWECOM INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 04-3370008
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                     60 ABERDEEN AVENUE, CAMBRIDGE, MA 02138
                     (Address of principal executive office)

                                 (617) 588-2800
              (Registrant's telephone number, including area code)

                      15 SOUTHWEST PARK, WESTWOOD, MA 02090
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

     The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 12,397,561

================================================================================

                                  ROWECOM INC.

                                      INDEX

 ITEM                                                                                                            PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                  ROWECOM INC.

                  Consolidated Balance Sheets at June 30, 2000 and December 31, 1999  ....................         3

                  Consolidated Statements of Operations for the three and six months ended
                    June 30, 2000 and June 30, 1999.......................................................         4

                  Consolidated Statements of Cash Flows for the six months ended June 30,
                    2000 and June 30, 1999................................................................         5

                  Notes to Consolidated Financial Statements .............................................         6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.........................................................................         8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk .............................         13


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................         14

     Item 4.      Submission of Matters to a Vote of Security Holders......................................        15

     Item 6.      Exhibits and Reports on Form 8-K........................................................         15

                  Signatures..............................................................................         16

PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                                   ROWECOM INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            AT JUNE 30,                AT DECEMBER 31,
                                                                                   2000                          1999
                                                                         ------------------          ----------------------
ASSETS:
Current assets:

     Cash and cash equivalents                                          $             10,130           $              13,264
     Accounts receivable (net of allowance for doubtful accounts of
     $1,801 and $1,847)                                                               52,602                         137,512
     Other current assets                                                              6,085                          12,306
                                                                           ------------------          ----------------------
         Total current assets                                                         68,817                         163,082

Property and equipment, net                                                           10,743                          10,787
Goodwill, net                                                                          6,094                           7,411
Intangible and other assets, net                                                      42,427                          34,328
                                                                           ------------------          ----------------------
         Total assets                                                   $            128,081           $             215,608
                                                                           ==================          ======================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                                 25,138                          51,595
     Accrued expenses                                                                  7,096                           9,005
     Accrued compensation                                                              1,867                           2,511
     Customer advances                                                                20,368                          20,095
     Deferred revenue                                                                 24,443                          11,187
     Loans payable                                                                     6,956                          61,060
                                                                           ------------------          ----------------------
         Total current liabilities                                                    85,868                         155,453

Stockholders' equity:
     Common stock, $.01 par value per share, 34,000,000 shares authorized,
     12,393,625 and 10,377,559 shares issued and
     outstanding, respectively                                                           124                             104
     Additional paid-in capital                                                      107,761                          89,907
     Treasury stock, at cost                                                            (53)                            (53)
     Accumulated deficit                                                            (63,500)                        (29,338)
     Accumulated other comprehensive loss                                            (2,119)                           (465)
                                                                           ------------------          ----------------------
         Total stockholders' equity                                                   42,213                          60,155

                                                                           ------------------          ----------------------
         Total liabilities and stockholders' equity                     $            128,081     $                   215,608
                                                                           ==================          ======================


 The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  -----------------------------    ----------------------------
                                                                     JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                                                                         2000             1999            2000            1999
                                                                  ------------     ------------    ------------    ------------
Revenues                                                       $       38,855   $        1,981  $       90,642  $        3,680
Cost of revenues                                                       34,836            1,868          82,176           3,395
                                                                  ------------     ------------    ------------    ------------

          Gross profit                                                  4,019              113           8,466             285

Operating expenses:
  Sales and marketing                                                   9,737            2,653          18,408           4,547
  Research and development                                              2,908            1,027           5,869           1,844
  General and administrative                                            3,442            1,172           7,604           1,898
  Amortization of goodwill and intangibles                              1,855              204           3,468             204
                                                                  ------------     ------------    ------------    ------------
      Total operating expenses                                         17,942            5,056          35,349           8,493
                                                                  ------------     ------------    ------------    ------------
           Loss from operations                                      (13,923)          (4,943)        (26,883)         (8,208)

Interest and other income, net                                          (902)              817         (2,723)           1,068
                                                                  ------------     ------------    ------------    ------------

           Loss before income taxes and
           extraordinary item                                        (14,825)          (4,126)        (29,606)         (7,140)

Provision for income taxes                                                249               55             469              55
                                                                  ------------     ------------    ------------    ------------

           Loss before extraordinary item                            (15,074)          (4,181)        (30,075)         (7,195)

Extraordinary loss                                                    (4,087)                -         (4,087)               -
                                                                  ------------     ------------    ------------    ------------

           Net loss                                                  (19,161)          (4,181)        (34,162)         (7,195)

Accretion of dividends on redeemable preferred stock                       -                -               -             370
                                                                  ------------     ------------    ------------    ------------
           Net loss to common stockholders                     $     (19,161)   $      (4,181)  $     (34,162)  $      (7,565)
                                                                  ============     ============    ============    ============
Basic and diluted net loss per share
 Historical
  Net loss applicable to common stockholders
   (before extraordinary loss)                                 $     (15,074)   $      (4,181)  $     (30,075)   $      (7,565)
  Net loss applicable to common stockholders
   (after extraordinary loss)                                  $     (19,161)   $      (4,181)  $     (34,162)   $      (7,565)
  Basic and diluted net loss per share to common
  stockholders (before extraordinary loss)                     $       (1.34)   $        (.41)  $       (2.78)   $       (1.10)
  Basic and diluted net loss per share to common
  stockholders (after extraordinary loss)                      $       (1.71)   $        (.41)  $       (3.16)   $       (1.10)
  Weighted average shares used in computing basic and
   diluted net loss per share                                          11,212           10,090          10,799            6,873



 The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                       ---------------------------------------
                                                                                         JUNE 30, 2000          JUNE 30, 1999
                                                                                       ----------------       ----------------
Cash flows from operating activities:
    Net loss                                                                        $         (34,162)     $          (7,195)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                                4,947                    412
    Amortization of discount on convertible notes                                                2,449                      -
    Loss on disposal of intangibles                                                                  2                      -
Changes in operating assets and liabilities:
    Accounts receivable                                                                         82,656                  1,374
    Other current and long term assets                                                             639                    562
    Accounts payable                                                                          (24,878)                    301
    Income taxes payable                                                                           108                      -
    Accrued expenses and accrued compensation                                                  (2,271)                  (782)
    Customer advances                                                                            4,281                      -
    Deferred revenue                                                                            13,330                      -
                                                                                       ----------------       ----------------
    Net cash provided by (used in) operating activities                                         47,101                (5,328)

Cash flows from investing activities:
    Purchase of property and equipment                                                         (1,663)                  (826)
    Purchase of marketable securities                                                                -               (12,487)
    Purchase of intangible assets                                                                    -                    (2)
    Cash paid to acquire business, net of cash acquired                                          (672)                (5,620)
    Cash paid for debt issuance costs                                                             (11)                      -
    Investment in subsidiary                                                                       (5)                      -
                                                                                       ----------------       ----------------
    Net cash used in investing activities                                                      (2,351)               (18,935)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock                                                  -                  51,681
    Loan repayments                                                                          (101,432)                 (1,412)
    Loan proceeds                                                                               53,216                      -
                                                                                       ----------------       ----------------
    Net cash (used in) provided by financing activities                                       (48,216)                  50,269

    Effect of exchange rates on cash                                                               332                   (36)

    Net (decrease) increase in cash and cash equivalents                                       (3,134)                 25,970
Cash and cash equivalents, beginning of period                                                  13,264                 16,051
                                                                                      ----------------       ----------------
Cash and cash equivalents, end of period                                            $           10,130     $           42,021
                                                                                       ================       ================
SUPPLEMENTARY INFORMATION:
 Accretion of preferred stock                                                       $                -     $              370
 Issuance of common stock in connection with a purchase acquisition                 $           10,690     $              250
 Issuance of common stock in connection with the conversion of outstanding debt     $            4,720                      -
 Warrant discount                                                                   $            2,314                      -
 Income taxes paid                                                                  $              244     $               99
 Interest paid                                                                      $            1,551     $               30


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

2.       INTERIM RESULTS

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in RoweCom's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 16, 2000.

In the opinion of the management of RoweCom, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods.

The results disclosed in the Consolidated Statement of Operations for the three and six months ended June 30, 2000, and the Consolidated Statement of Cash Flows for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The following is a calculation of net loss per share:
(dollars in thousands, except per share data)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   -----------------------------  -----------------------------
                                                                     JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                                         2000             1999            2000             1999
                                                                  ------------     ------------    ------------     ------------
Historical
 Basic and diluted:
  Net loss to common stockholders (before
  extraordinary loss)                                          $     (15,074)   $      (4,181)  $     (30,075)   $      (7,565)
  Net loss to common stockholders (after
  extraordinary loss)                                          $     (19,161)   $      (4,181)  $     (34,162)   $      (7,565)
  Weighted average number of common shares                             11,212           10,090          10,799            6,873
  Net loss per common share--basic and diluted
  (before extraordinary loss)                                  $       (1.34)   $        (.41)  $       (2.78)   $       (1.10)
  Net loss per common share--basic and diluted
  (after extraordinary loss)                                   $       (1.71)   $        (.41)  $       (3.16)   $       (1.10)

Pro forma
 Basic and diluted:
  Proforma net loss to common stockholders
  (before extraordinary loss)                                  $     (15,074)   $     (4,181)   $     (30,075)   $      (7,195)
  Proforma net loss to common stockholders
  (after extraordinary loss)                                   $     (19,161)   $      (4,181)  $     (34,162)   $      (7,195)
  Weighted average number of common shares                             11,212           10,090          10,799            6,873
  Weighted average assumed number of shares                                 -                -               -            1,877
  upon conversion of preferred stock and the net
  exercise of all outstanding stock purchase
  warrants
  Total weighted average number of shares used in                      11,212           10,090          10,799            8,750
  Basic and diluted pro forma net loss per common
  Share (before extraordinary loss)                            $       (1.34)   $        (.41)  $       (2.78)   $        (.82)
  Basic and diluted pro forma net loss per common
  Share (after extraordinary loss)                             $       (1.71)   $        (.41)  $       (3.16)   $        (.82)


Options to purchase shares of RoweCom's common stock totaling 1,210,679 and 750,367 at June 30, 2000 and 1999, respectively, and warrants to purchase common stock totaling 841,500 and 224,000 at June 30, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been antidilutive.

4.       COMPREHENSIVE LOSS


                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                ---------------------------------    -----------------------------
                                                                       JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                                                           2000             1999             2000            1999
                                                                   -------------    -------------    -------------    ------------
Net loss                                                        $      (19,161)  $       (4,181)  $      (34,162)  $      (7,195)
Other comprehensive loss:
          Foreign currency translation adjustment                       (1,286)             (16)          (1,654)            (17)
                                                                   -------------    -------------    -------------    ------------
Comprehensive loss                                              $      (20,447)  $       (4,197)  $      (35,816)  $      (7,212)
                                                                   =============    =============    =============    ============


5.       DAWSON PURCHASE PRICE FINALIZATION

In accordance with the Dawson purchase agreement, an additional 465,300 shares were issued in May 2000, which were valued at approximately $10.7 million. The value of the shares issued increased the intangible assets associated with the Dawson purchase.

6.       EXTRAORDINARY LOSS

During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

This quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties described or discussed in the section "Business-Additional Factors that may Affect Future Results" in the Form 10-K of RoweCom filed on March 16, 2000. These risks include, among others, the following:

  -Risks relating to RoweCom's limited operating history.
  -Risks pertaining to RoweCom's reliance on a single service.
  -Risks that uncertainty in RoweCom's ability to maintain existing strategic alliances and enter into new alliances may negatively impact RoweCom's operating results.
  -Risks of increased competition in the knowledge resource sales market. -Risks relating to reliance on a small number of clients and industries for substantially all of RoweCom's revenues.
  -Risks that RoweCom will have trouble operating successfully internationally as RoweCom integrates its foreign acquisitions.

 OVERVIEW OF ROWECOM'S OPERATIONS AND FINANCIAL PERFORMANCE

RoweCom provides businesses and their employees with an e-commerce solution for purchasing and managing the acquisition of magazines, newspapers, journals, e-journals, books and other knowledge resources through a corporate intranet or the Internet. We offer our clients access to the largest catalog of magazines, newspapers, journals, e-journals, books and other knowledge resources on the Internet. RoweCom allows employees to purchase knowledge resources easily and conveniently from their desktop computers and provides businesses with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. Our target clients are in knowledge-intense industries, such as corporate and financial services; biomedical; academic; and the federal government.

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

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1st of each year. For the e-commerce portion of the business, as purchases by individual employees increase as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year. Dawson Subscription Business, which was acquired by RoweCom in October 1999 by the purchase of certain assets of UK-based Dawson Information Services and all of the issued and outstanding capital stock of Dawson, Inc., has experienced similar seasonality.

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

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services for $34.0 million cash and issued approximately 97,000 shares of RoweCom's common stock, which were valued at approximately $1.7 million. In accordance with the purchase agreement, an additional 465,300 shares were issued in May 2000, which were valued at approximately $10.7 million. The value of the shares issued increased the intangible assets associated with the Dawson purchase.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 THREE MONTH PERIOD") WITH THE THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 THREE MONTH PERIOD")

REVENUES. Revenues for the 2000 Three Month Period were $38.9 million, as compared to $2.0 million for the 1999 Three Month Period, an increase of $36.9 million. Transaction volumes for the 2000 Three Month Period also increased significantly from the 1999 Three Month Period from 15,000 to 247,000 transactions. These increases resulted primarily from growth in our client base, particularly related to the acquisition of Dawson.

COST OF REVENUES. Cost of revenues in the 2000 Three Month Period was $34.8 million as compared to $1.9 million during the 1999 Three Month Period, an increase of $32.9 million. As a percentage of revenues, cost of revenues decreased to 90% during the 2000 Three Month Period as compared to 94% in the 1999 Three Month Period. This improvement was primarily due to actions taken to rationalize pricing.

SALES AND MARKETING. Sales and marketing expenses increased to $9.7 million during the 2000 Three Month Period from $2.7 million in the 1999 Three Month Period, an increase of $7.0 million or 267%. This growth is primarily due to an increase in personnel as a result of the Dawson acquisition. Personnel expenses increased to approximately $5.9 million in the 2000 Three Month Period from $1.6 million in the 1999 Three Month Period.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.9 million in the 2000 Three Month Period from $1.0 million in the 1999 Three Month Period, an increase of $1.9 million or 183%, primarily as a result of costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.4 million in the 2000 Three Month Period compared to $1.2 million in the 1999 Three Month Period, an increase of $2.2 million or 194%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments related to the Dawson acquisition.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $1.9 million in the 2000 Three Month Period compared to $204,000 in the 1999 Three Month Period. As a result of the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd. and Dawson's Subscription Business, approximately $56.4 million in goodwill and intangibles were recorded and are being amortized over a range of 3 to 11 years from the date of the acquisitions.

INTEREST AND OTHER INCOME, NET. Interest expense was $902,000 in the 2000 Three Month Period, as compared to interest income of $817,000 in the 1999 Three Month Period. This expense is primarily a result of the interest paid on the outstanding lines of credit.

EXTRAORDINARY ITEM. During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 (THE "2000 SIX MONTH PERIOD") WITH THE SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 SIX MONTH PERIOD")

REVENUES. Revenues for the 2000 Six Month Period were $90.6 million, as compared to $3.7 million for the 1999 Six Month Period, an increase of $86.9 million. Transaction volumes for the 2000 Six Month Period also increased significantly from the 1999 Six Month Period from 30,000 to 581,000 transactions. These increases resulted primarily from growth in our client base, particularly related to the acquisition of Dawson.

COST OF REVENUES. Cost of revenues in the 2000 Six Month Period was $82.2 million as compared to $3.4 million during the 1999 Six Month Period, an increase of $78.8 million. As a percentage of revenues, cost of revenues decreased to 91% during the 2000 Six Month Period as compared to 92% in the 1999 Six Month Period.

SALES AND MARKETING. Sales and marketing expenses increased to $18.4 million during the 2000 Six Month Period from $4.5 million in the 1999 Six Month Period, an increase of $13.9 million or 305%. This growth is primarily due to an increase in personnel as a result of the Dawson acquisition. Personnel expenses increased to approximately $11.2 million in the 2000 Six Month Period from $2.7 million in the 1999 Six Month Period.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $5.9 million in the 2000 Six Month Period from $1.8 million in the 1999 Six Month Period, an increase of $4.1 million or 218%, primarily as a result of costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $7.6 million in the 2000 Six Month Period compared to $1.9 million in the 1999 Six Month Period, an increase of $5.7 million or 301%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments related to the Dawson acquisition.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $3.5 million in the 2000 Six Month Period. As a result of the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd. and Dawson's Subscription Business, approximately $56.4 million in goodwill and intangibles were recorded and are being amortized over a range of 3 to 11 years from the date of the acquisitions.

INTEREST AND OTHER INCOME, NET. Interest expense was $2.7 million in the 2000 Six Month Period, as compared to interest income of $1.1 million in the 1999 Six Month Period. This expense is primarily a result of the interest paid on the outstanding lines of credit.

EXTRAORDINARY ITEM. During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $36.4 million for the 2000 Six Month Period as compared to $5.3 million of cash used in for the 1999 Six Month Period. Cash provided for the 2000 Six Month Period resulted primarily from a decrease in accounts receivable of $82.7 million and an increase in deferred revenue of $13.3 million. This was partially offset by a net loss of $34.2 million and a $24.9 million decrease in accounts payable. Cash used in operating activities for the 1999 Six Month Period was primarily from a net loss of $7.2 million, partially offset by a $1.4 million decrease in accounts receivables, a $562,000 decrease in other current assets, $301,000 increase in accounts payable, a $782,000 decrease in accrued expenses and $412,000 in depreciation and amortization expense.

Net cash used in investing activities for the 2000 Six Month Period was $2.4 million, substantially all of which was used to purchase property and equipment, as compared to $18.9 million for the 1999 Six Month Period. Cash used to purchase marketable securities totaled $12.5 million in the 1999 Six Month Period. In addition, cash used for the acquisition of CSS, net of cash acquired, was $5.6 million in the 1999 Six Month Period.

Net cash used in financing activities was $37.5 million for the 2000 Six Month Period, as compared to cash provided by financing activities of $50.3 million for the 1999 Six Month Period. Repayments on loans were

$108.6 million, offset by loan proceeds of $53.2 million and net proceeds from the issuance of common stock of $17.9 million. During the 1999 Six Month Period, net proceeds from the IPO, net of underwriting discounts and offering costs, were $51.7 million, of which $1.4 million was used to pay down existing credit facilities. At June 30, 2000, RoweCom had cash and cash equivalents of $10.1 million, debt of $7.0 million and stockholders' equity of $42.2 million.

RoweCom has historically funded its operations through sales of its preferred stock, our initial public offering and limited borrowings from third-party financing sources. During 1999, RoweCom entered into additional financing arrangements including the sale of convertible promissory notes and domestic and foreign credit facilities. During May 2000, RoweCom issued one-year promissory notes to certain RoweCom directors and shareholders for proceeds of approximately $6.2 million. RoweCom currently believes that its existing cash balances and credit facilities will be sufficient to meet anticipated cash requirements in the near term but that additional financing will be required to fund operations beyond late Q1 2001. RoweCom is actively involved in pursuing additional financing and has retained the services of J.P. Morgan to assist in evaluating several financing proposals. RoweCom's capital requirements may change depending on numerous factors, however, and RoweCom cannot assure you that additional capital beyond the amounts currently forecasted by RoweCom will not be required nor that any required additional capital will be available on reasonable terms, if at all, at the time it may be required.


SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS. On October 13, 1999, RoweCom entered into a Securities Purchase Agreement with two investors under which RoweCom issued and sold notes convertible into RoweCom common stock in the aggregate principal amount of $20.0 million and warrants to purchase up to 224,000 shares of RoweCom's common stock at an exercise price of approximately $27.50 per share. The sale of the convertible notes and the warrants generated net proceeds of approximately $19.2 million for RoweCom. RoweCom also granted the investors certain rights to require the registration under applicable securities laws of the shares of RoweCom common stock issuable upon conversion of the notes and exercise of the warrants. RoweCom filed a short-form registration on Form S-3 on March 16, 2000, which was effective on April 20, 2000.

Between May 23 and May 26, 2000, the two holders converted approximately $5.7 million of principal and interest into an aggregate of approximately 1,499,893 million shares. On May 30, RoweCom negotiated an agreement with the two holders of the convertible notes to redeem their outstanding balances. On June 12, 2000, RoweCom completed the redemption of the convertible notes. A portion of the $16.1 million used to redeem the notes, including conversion premium and accrued interest, came from the issuance of promissory notes.

On May 26, 2000, certain RoweCom shareholders and directors made available funds to repay the convertible notes' principal through the issuance of one-year promissory notes with an aggregate principal amount of $6,175,000. Additionally, 617,500 stock purchase warrants were issued with an exercise price of $5.00. The warrants vest immediately and expire 10 years from issuance. The one-year promissory notes are carried net of the warrant discount of approximately $2.3 million. Amortization of the warrant discount, which is recorded as interest expense, will total approximately $578,000 per quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At June 30, 2000 the face amount of outstanding forward currency contracts to buy and sell U.S dollars and British pound sterling for non-U.S. currencies was $771,000. A 10% decrease in exchange rates for these currencies would decrease the fair value by approximately $140,000. However, since these contracts hedge non-U.S. currency transactions, any change in fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at June 20, 2000 and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at June 30, 2000 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical fair value was not materially different from the quarter-end carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. We do not expect the adoption of SFAS 133 to have material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in RoweCom's fourth quarter of fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. RoweCom does not expect the adoption of SAB 101 to have a material effect on their financial statements; however, the final evaluation of SAB 101 is not yet complete.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. RoweCom does not expect the application of FIN 44 to have a material impact on the RoweCom's financial position or results of operations.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 16, 2000 in connection with RoweCom's issuance of convertible notes and warrants, a Registration Statement on Form S-3 was filed with the SEC. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 12 within this document. The registration statement was declared effective on April 20, 2000.

Between May 23 and May 26, 2000, RoweCom issued 1,499,893 shares of common stock as a result of the conversion of the convertible notes. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 12 within this document.

On June 30, 2000 in connection with RoweCom's issuance of promissory notes and warrants, a Registration Statement on Form S-3 was filed with the SEC. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 12 within this document. The registration statement was declared effective on July 13, 2000.

On May 20, 2000, under the terms of the purchase agreement, RoweCom issued 465,300 shares of common stock to Dawson, Inc., at a price per share of approximately $22.98, as part of the purchase price for the acquisition.

325,000 options were granted to purchase common stock under RoweCom's Amended and Restated 1998 Stock Incentive Plan during the 2000 Three Month Period. The grants of options were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 there under. 11,721 stock options were exercised during the 2000 Three Month Period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2000 Annual Meeting of Shareholders of RoweCom (the "Annual Meeting") on May 31, 2000, the following matters were acted upon by the shareholders of
RoweCom:

         1. The election of two Class 1 Directors for a one year term, two Class 2 Directors for a two year term and two Class 3 Directors for a three year term;

         2.   The approval of the issuance of convertible notes and warrants;
              and

         3. The approval of an amendment of RoweCom's Amended and Restated 1998 Stock Incentive Plan.

The number of shares of common stock issued and outstanding to vote as of the record date of April 14, 2000 was 10,399,208. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:


                                                                      VOTES         VOTES                               BROKERS
                                                    VOTES FOR       WITHELD       AGAINST         ABSTENTIONS         NON-VOTES
                                                    ---------       -------       -------         -----------         ---------
1. Election of Directors
  Dr. Richard R. Rowe                               7,700,682        52,959             -                   -                 -
  John Kennedy                                      7,707,812        45,829             -                   -                 -
  Thomas Lemberg                                    7,707,512        46,029             -                   -                 -
  Donald A.B. Lindberg, MD                          7,701,513        52,129             -                   -                 -
  Jerome Rubin                                      7,701,462        52,179             -                   -                 -
  Philippe Villers                                  7,690,772        62,869             -                   -                 -

2. Approval of the issuance of convertible
notes and warrants                                  3,537,943             -       207,685              21,892         3,986,121

3. Approval of amendment of RoweCom's
Amended and Restated 1998 Stock Incentive
Plan                                                7,342,866             -       385,384              25,391                 -



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 -- Certificate of Incorporation RoweCom*

         3.2 -- By-laws of RoweCom*

         11  -- Computation of Loss per Share***

         27  -- Financial Data Schedule


(b)      Reports on Form 8-K

                  On June 2, 2000 RoweCom filed a Current Report on Form 8-K in connection the conversion of Promethean notes.

----------------------------
(*) Incorporated by reference to the same numbered exhibit to the Company's registration statement on Form S-1. (Reg. No. 333-68761)

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

                              ROWECOM INC.

August 14, 2000               By: /s/ Paul Burmeister
                              -------------------------------------------------
                              Paul Burmeister
                              Senior Vice President and Chief Financial Officer

                              (Principal Financial and Accounting Officer,
                              Authorized Officer)