Form 10-Q
period 2000-09-30
ROWECOM INC
filed 2000-11-20
CIK 1074676

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 12,398,817.

-------------------------------------------------------------------------------

                                  ROWECOM INC.

                                      INDEX

 ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER

PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                  ROWECOM INC.

                  Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.................         3

                  Consolidated Statements of Operations for the three and nine months ended
                    September 30, 2000 and September 30, 1999.............................................         4

                  Consolidated Statements of Cash Flows for the nine months ended September 30,
                    2000 and September 30, 1999...........................................................         5

                  Notes to Consolidated Financial Statements .............................................         6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.........................................................................         9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk .............................         15




PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................         15

     Item 6.      Exhibits and Reports on Form 8-K........................................................         17

                  Signatures..............................................................................         18

PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                  ROWECOM INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             AT SEPTEMBER 30,              AT DECEMBER 31,
                                                                                  2000                          1999
                                                                           -------------------         ----------------------

ASSETS:
Current assets:
     Cash and cash equivalents                                          $              41,802    $                    13,264
     Accounts receivable (net of allowance for doubtful accounts of
     $1,553 and $1,847)                                                                64,011                        137,512
     Other current assets                                                              13,674                         12,306
                                                                           -------------------         ----------------------
         Total current assets                                                         119,487                        163,082

Property and equipment, net                                                            10,457                         10,787
Goodwill, net                                                                           5,342                          7,411
Intangible and other assets, net                                                       43,071                         34,328
                                                                           -------------------         ----------------------
         Total assets                                                   $             178,357    $                   215,608
                                                                           ===================         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                                  27,908                         51,595
     Accrued expenses                                                                   6,115                          9,005
     Accrued compensation                                                               2,482                          2,511
     Customer advances                                                                 35,672                         20,095
     Deferred revenue                                                                  71,522                         11,187
     Loans payable                                                                      7,016                         61,060
                                                                           -------------------         ----------------------
         Total current liabilities                                                    150,715                        155,453

Stockholders' equity:
     Common stock, $.01 par value per share, 34,000,000 shares authorized,
     12,398,817 and 10,377,559 shares issued and
     outstanding, respectively                                                            124                            104
     Additional paid-in capital                                                       109,404                         89,907
     Treasury stock, at cost                                                              (53)                           (53)
     Accumulated deficit                                                              (78,051)                       (29,338)
     Accumulated other comprehensive loss                                              (3,782)                          (465)
                                                                           -------------------         ----------------------
         Total stockholders' equity                                                    27,642                         60,155

                                                                           -------------------         ----------------------
         Total liabilities and stockholders' equity                     $             178,357    $                   215,608
                                                                           ===================         ======================

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  -----------------------------    --------------------------------
                                                                 SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       2000            1999            2000            1999
                                                                  -------------    ------------    -------------   ----------------

Revenues                                                       $        41,241  $        9,479  $       131,883  $          13,159
Cost of revenues                                                        36,946           8,930          119,122             12,325
                                                                  -------------    ------------    -------------   ----------------

          Gross profit                                                   4,295             549           12,761                834

Operating expenses:
  Sales and marketing                                                    8,314           3,525           26,722              8,072
  Research and development                                               2,634             882            8,503              2,725
  General and administrative                                             3,961           1,643           11,565              3,541
  Stock based compensation                                                   -             656                -                656
  Amortization of goodwill and intangibles                               2,020             699            5,488                903
                                                                  -------------    ------------    -------------   ----------------

      Total operating expenses                                          16,929           7,405           52,278             15,897
                                                                  -------------    ------------    -------------   ----------------

           Loss from operations                                        (12,634)         (6,856)         (39,517)           (15,063)

Interest and other income (expense), net                                (1,670)            605           (4,393)             1,673
                                                                  -------------    ------------    -------------   ----------------

           Loss before income taxes and
           extraordinary item                                          (14,304)         (6,251)         (43,910)           (13,390)

Provision for income taxes                                                 247               7              716                 63
                                                                  -------------    ------------    -------------   ----------------

           Loss before extraordinary item                              (14,551)         (6,258)         (44,626)           (13,453)

Extraordinary loss                                                           -               -           (4,087)                 -
                                                                  -------------    ------------    -------------   ----------------

           Net loss                                                    (14,551)         (6,258)         (48,713)           (13,453)
                                                                  =============    ============    =============   ================

Accretion of dividends on redeemable preferred stock                                                                           370
                                                                             -               -                -
                                                                  -------------    ------------    -------------   ----------------

           Net loss to common stockholders                     $       (14,551)  $      (6,258)  $      (48,713)  $        (13,823)
                                                                  =============    ============    =============   ================

Basic and diluted net loss per share
 Historical
  Net loss applicable to common stockholders
   (before extraordinary loss)                                 $     (14,551)    $      (6,258)  $      (44,626)  $        (13,823)
  Net loss applicable to common stockholders
   (after extraordinary loss)                                  $     (14,551)    $      (6,258)  $      (48,713)  $        (13,823)
  Basic and diluted net loss per share to common
  stockholders (before extraordinary loss)                     $       (1.17)    $        (.62)  $        (3.94)  $          (1.74)
  Basic and diluted net loss per share to common
  stockholders (after extraordinary loss)                      $       (1.17)    $        (.62)  $        (4.30)  $          (1.74)
  Weighted average shares used in computing basic and
   diluted net loss per share                                         12,395            10,116           11,335              7,964


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                        ---------------------------------------
                                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                                              2000                 1999
                                                                                        ----------------       ----------------

Cash flows from operating activities:
    Net loss                                                                          $         (48,713)    $          (13,453)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
    Depreciation and amortization                                                                 7,625                  1,329
    Amortization of discount on convertible notes                                                 4,717                      -
    Loss on sale of marketable securities                                                             -                    (76)
    Stock based compensation                                                                          -                    656
    Loss on disposal of fixed assets                                                                  3                      -
Changes in operating assets and liabilities:
    Accounts receivable                                                                          69,316                 (1,563)
    Other current and long term assets                                                           (8,438)                   160
    Accounts payable                                                                            (20,282)                   489
    Income taxes payable                                                                           (235)                     -
    Accrued expenses and accrued compensation                                                    (1,872)                 1,498
    Customer advances                                                                            20,686                      -
    Deferred revenue                                                                             60,616                    (36)
                                                                                        ----------------       ----------------
    Net cash provided by (used in) operating activities                                          83,423                (10,996)

Cash flows from investing activities:
    Purchase of property and equipment                                                           (2,329)                (1,095)
    Purchase of intangible assets                                                                     -                     (2)
    Cash paid to acquire business, net of cash acquired                                          (3,199)                (7,288)
                                                                                        ----------------       ----------------
    Net cash used in investing activities                                                        (5,528)                (8,385)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock                                                    -                 51,964
    Loan repayments                                                                            (108,105)                (1,444)
    Loan proceeds                                                                                59,816                      -
                                                                                        ----------------       ----------------
    Net cash (used in) provided by financing activities                                         (48,289)                50,520

    Effect of exchange rates on cash                                                             (1,068)                   (40)

    Net increase in cash and cash equivalents                                                    28,538                 31,099
Cash and cash equivalents, beginning of period                                                   13,264                 16,051
                                                                                        ----------------       ----------------
Cash and cash equivalents, end of period                                             $           41,802    $            47,150
                                                                                        ================       ================
SUPPLEMENTARY INFORMATION:
 Accretion of preferred stock                                                        $                -     $              370
 Issuance of common stock in connection with a purchase acquisition                  $           10,690     $              250
 Issuance of common stock in connection with the conversion of
    outstanding debt                                                                 $            4,720     $                -
 Warrant discount                                                                    $            3,978     $                -
 Income taxes paid                                                                   $              266     $              111
 Interest paid                                                                       $               35     $               45

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

The results disclosed in the Consolidated Statement of Operations for the three and nine months ended September 30, 2000, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The financial statements of RoweCom are presented on a going concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. RoweCom posted a net loss of $14.6 million for the 2000 Three Month Period and a net loss of $48.7 million for the 2000 Nine Month Period. As of September 30, 2000 RoweCom has an accumulated deficit of $78.0 million and a working capital deficit of $31.2 million. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or to the classification of liabilities that may be necessary if RoweCom is unable to continue as a going concern.

We have historically experienced seasonal fluctuations in revenues because approximately three quarters of our revenues have been generated in the fourth quarter of each year, the time when most institutional subscriptions are purchased or renewed. As such, we make substantial additional expenditures in the fourth quarter as we generally pay publishers by mid December of each year, prior to receipt of a significant portion of client payments. The majority of our outstanding receivables from clients relating to these advance payments are paid in the first quarter of the following year. As a result of this seasonal nature of our cash flows, we rely on bank financing and lines of credit to cover current operating expenses during this period.

RoweCom believes that its current financial resources, as of the date of this filing, are not sufficient to meet the entirety of its short and long term financial needs. However, RoweCom currently has 335 million French Francs and
4.5 million British pounds (approximately $60 million at current exchange rates) available under existing credit facilities that are more than sufficient for RoweCom's European and other international business. In addition, RoweCom has a proposal for $85 million in credit insurance for its United States business and is in negotiations for a $35 million credit facility. Although there can be no assurance that either of these will be secured, given the quality of its client receivables and following the execution of the credit insurance agreement, RoweCom believes it is likely it will be able to secure the $35 million additional line of credit that will be sufficient for its U.S. operations. If, however, RoweCom were to be unable to secure this additional credit facility for its U.S. operations, it would be unable to make full payments to all of the publishers on behalf of those U.S. clients who have not paid RoweCom. In that event, RoweCom would nevertheless continue to send those orders to publishers and negotiate with publishers a schedule of payments, linked to the times that RoweCom's clients themselves pay their invoices to RoweCom. In such an event RoweCom's revenues would be correspondingly delayed or reduced. RoweCom's experience indicates that these advances to clients of the quality of RoweCom's clients are generally paid within 90 to 120 days, with virtually no defaults.

RoweCom is continuing to aggressively pursue additional long term financing, including equity investments, as management believes that financing beyond short-term credit facilities is required. RoweCom has entered into a definitive sale-and-leaseback agreement for its Westwood headquarters, which will net RoweCom more than $4 million in cash to be completed in mid-December. To reduce cash outflows in the short-term, RoweCom has negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002 from May 26, 2001. The lenders on the outstanding notes have received an additional 395,158 common stock purchase warrants with an exercise price of $2.34 in exchange for the maturity date extension.

RoweCom has historically funded its operations through sales of its preferred stock, our initial public offering and limited borrowings from third-party financing sources. During 1999, RoweCom entered into additional financing arrangements including the sale of convertible promissory notes and domestic and foreign credit facilities. During May 2000, RoweCom issued one-year promissory notes to certain RoweCom directors and shareholders for proceeds of approximately $6.2 million. During September 2000, RoweCom issued convertible debentures to Montrose Investments Ltd. in the aggregate principal amount of $4.0 million, which bear interest at the stated rate of 7% per year payable at maturity or upon conversion or redemption of the principal. The maturity date is six months from the date of issuance.

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

The following is a calculation of net loss per share:
(dollars in thousands, except per share data)


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  ----------------------------    ------------------------------
                                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2000             1999            2000             1999
                                                                  ------------     ------------    ------------     ------------

Historical
 Basic and diluted:
  Net loss to common stockholders (before
  extraordinary loss)                                          $      (14,551)   $      (6,258)  $     (44,626)   $     (13,823)
  Net loss to common stockholders (after
  extraordinary loss)                                          $      (14,551)   $      (6,258)  $     (48,713)   $     (13,823)
  Weighted average number of common shares                             12,395           10,116          11,335            7,964
  Net loss per common share--basic and diluted
  (before extraordinary loss)                                  $        (1.17)   $        (.62)  $       (3.94)   $       (1.74)
  Net loss per common share--basic and diluted
  (after extraordinary loss)                                   $        (1.17)   $        (.62)  $       (4.30)   $       (1.74)

Pro forma
 Basic and diluted:
  Proforma net loss to common stockholders
  (before extraordinary loss)                                  $      (14,551)   $      (6,258)  $     (44,626)   $     (13,453)
  Proforma net loss to common stockholders
  (after extraordinary loss)                                   $      (14,551)   $      (6,258)  $     (48,713)   $     (13,453)
  Weighted average number of common shares                             12,395           10,116          11,335            7,964
  Weighted average assumed number of shares
  upon conversion of preferred stock and the net
  exercise of all outstanding stock purchase
  warrants                                                                  -                -               -            1,245
  Total weighted average number of shares used in                      12,395           10,116          11,335            9,209
  Basic and diluted pro forma net loss per common
  Share (before extraordinary loss)                            $        (1.17)   $        (.62)  $       (3.94)   $       (1.46)
  Basic and diluted pro forma net loss per common
  Share (after extraordinary loss)                             $        (1.17)   $        (.62)  $       (4.30)   $       (1.46)

Options to purchase shares of RoweCom's common stock totaling 1,093,253 and 1,030,807 at September 30, 2000 and 1999, respectively, and warrants to purchase common stock totaling 2,477,458 at September 30, 2000, were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been antidilutive.

4.       COMPREHENSIVE LOSS


                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                ---------------------------------    -----------------------------
                                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                        2000           1999             2000             1999
                                                                   -------------    -------------    -------------    ------------

Net loss                                                        $      (14,551)  $       (6,258)  $      (44,626)  $     (13,453)
Other comprehensive loss:
          Foreign currency translation adjustment                       (1,663)             (14)          (3,317)            (33)
                                                                   -------------    -------------    -------------    ------------
Comprehensive loss                                              $      (16,214)  $       (6,272)  $      (47,943)  $     (13,486)
                                                                   =============    =============    =============    ============


5.       DAWSON PURCHASE PRICE FINALIZATION

In accordance with the Dawson purchase agreement, an additional 465,300 shares of RoweCom's common stock were issued in May 2000, which were valued at approximately $10.7 million. The value of the shares issued increased the intangible assets associated with the Dawson purchase.


6.       EXTRAORDINARY LOSS

During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.

7.       ISSUANCE OF CONVERTIBLE DEBENTURE AND WARRANTS

On September 12, 2000, RoweCom issued a six-month convertible debenture in the original principal amount of $4 million. The debenture may be converted into shares of common stock at a conversion price of $5.884 per share. Conversion is at the holder's option, or if the closing bid price of RoweCom's stock exceeds $8.826 for 20 consecutive trading days, at RoweCom's option. RoweCom also issued 135,958 common stock purchase warrants with an exercise price of $7.268 per share. These warrants have a five-year term and are exercisable at the holder's option.

In addition, RoweCom issued 1.5 million Class A common stock purchase warrants having a term of one year and two business days. During the first year that the Class A warrants are outstanding, they may be exercised only if called by RoweCom, at a floating exercise price equal to 92% of the average closing bid price of a share of RoweCom stock on the two trading days preceding exercise, subject to a maximum exercise price of $20. These warrants expire if not exercised when called. On the final two business days that they are outstanding, the Class A warrants are exercisable at the holder's option at an exercise price of $20 per share. RoweCom's rights to call the Class A warrants are subject to certain restrictions, including volume limitations based on the trading volume in RoweCom's stock.

8.       SUBSEQUENT EVENT-ISSUANCE OF PROMISSORY NOTES AND WARRANTS

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

In October 2000, RoweCom negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002 from May 26, 2001. The lenders on the outstanding notes have received an additional 395,158 common stock purchase warrants with an exercise price of $2.34 in exchange for the maturity date extension.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

This quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Registration Statement on Form S-3 (file no. 333-47434) of RoweCom filed on October 5, 2000.These risks include, among others, the following:

     - The failure to maintain our leadership position through enhancement of our services and catalog of magazines, newspapers, journals and e-journals, books and other knowledge resources.

     -    The failure to significantly and rapidly increase our client base.

     - The development by competitors of services similar or superior to the services we offer.

     -    The failure to increase penetration of our existing client base.

     - The failure of businesses to widely adopt intranets and the Internet as means for purchasing subscriptions and books.

     - The inability to identify, attract, retain and motivate qualified personnel.


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

To date, a substantial majority of our revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1st of each year. For the corporate e-commerce portion of the business, as purchases by individual employees increase as a percentage of total revenues, the seasonality described above has begun to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year. Dawson Subscription Business, which was acquired by RoweCom in October 1999 by the purchase of certain assets of UK-based Dawson Information Services and all of the issued and outstanding capital stock of Dawson, Inc., has experienced similar seasonality.

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

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services for $34.0 million cash and issued approximately 97,000 shares of RoweCom's common stock, which were valued at approximately $1.7 million. In accordance with the purchase agreement, an additional 465,300 shares of RoweCom's common stock were issued in May 2000, which were valued at approximately $10.7 million. The value of the shares issued increased the intangible assets associated with the Dawson purchase.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 THREE MONTH PERIOD") WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 THREE MONTH PERIOD")

REVENUES. Revenues for the 2000 Three Month Period were $41.2 million, as compared to $9.5 million for the 1999 Three Month Period, an increase of $31.8 million. The strengthening of the US dollar had a negative impact on revenues for the Three Month period of $2.8 million. Transaction volumes for the 2000 Three Month Period also increased significantly from the 1999 Three Month Period from 41,000 to 251,000 transactions. These increases resulted primarily from growth in our client base, particularly related to the acquisition of Dawson.

COST OF REVENUES. Cost of revenues in the 2000 Three Month Period was $36.9 million as compared to $8.9 million during the 1999 Three Month Period, an increase of $28.0 million. As a percentage of revenues, cost of revenues decreased to 90% during the 2000 Three Month Period as compared to 94% in the 1999 Three Month Period. This improvement was primarily due to the fact that the acquired Dawson Subscription Business has more favorable margins than the RoweCom business and the actions taken to rationalize pricing.

SALES AND MARKETING. Sales and marketing expenses increased to $8.3 million during the 2000 Three Month Period from $3.5 million in the 1999 Three Month Period, an increase of $4.8 million or 136%. This growth is primarily due to an increase of personnel as a result of the Dawson acquisition. Personnel expenses increased to approximately $5.1 million in the 2000 Three Month Period from $2.2 million in the 1999 Three Month Period.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.6 million in the 2000 Three Month Period from $882,000 in the 1999 Three Month Period, an increase of $1.8 million or 199%, primarily as a result of costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.0 million in the 2000 Three Month Period compared to $1.6 million in the 1999 Three Month Period, an increase of $2.3 million or 141%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments related to the Dawson acquisition.

STOCK BASED COMPENSATION. Stock based compensation was $656,000 in the 1999 Three Month Period. Under an agreement among certain of RoweCom's shareholders, Working Ventures' Canadian Fund, Inc. ("Working Ventures") must transfer 310,371 shares of common stock to certain other shareholders and option holders of RoweCom when Working Ventures' initial investment increases by 45% or more (on an annually compounded basis) and they are not legally restricted from selling such shares. As a result of the expiration of the IPO lock up period on September 5, 1999, RoweCom was required to record a compensation charge equal to the aggregate fair market value of the common stock transferred to the RoweCom option and warrant holders who were eligible to receive such shares as described above.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $2.0 million in the 2000 Three Month Period compared to $699,000 in the 1999 Three Month Period. As a result of the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd. and Dawson's Subscription Business, approximately $56.0 million in goodwill and intangibles were recorded and are being amortized over a range of 3 to 11 years from the date of such acquisitions.

INTEREST AND OTHER INCOME, NET. Interest expense was $1.7 million in the 2000 Three Month Period, as compared to interest income of $605,000 in the 1999 Three Month Period. The 2000 Three Month Period expense is primarily a result of the amortization of the discount on the warrants and interest paid on the notes held by Promethean, RAM Capital, and the promissory notes issued in May 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes was $247,000 for the 2000 Three Month Period as compared to $7,000 for the 1999 Three Month Period. The provision has been recorded to account for profitable entities in foreign jurisdictions.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 NINE MONTH PERIOD") WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 NINE MONTH PERIOD")

REVENUES. Revenues for the 2000 Nine Month Period were $131.9 million, as compared to $13.2 million for the 1999 Nine Month Period, an increase of $118.7 million. The strengthening of the US dollar had a negative impact on revenues for the Nine Month period of $4.4 million. Transaction volumes for the 2000 Nine Month Period also increased significantly from the 1999 Nine Month Period from 71,000 to 832,000 transactions. These increases resulted primarily from growth in our client base, particularly related to the acquisition of Dawson.

COST OF REVENUES. Cost of revenues in the 2000 Nine Month Period was $119.1 million as compared to $12.3 million during the 1999 Nine Month Period, an increase of $106.8 million. As a percentage of revenues, cost of revenues decreased to 90% during the 2000 Nine Month Period as compared to 94% in the 1999 Nine Month Period. This improvement was primarily due to the fact that the acquired Dawson Subscription Business has more favorable margins than the RoweCom business and the actions taken to rationalize pricing.

SALES AND MARKETING. Sales and marketing expenses increased to $26.7 million during the 2000 Nine Month Period from $8.1 million in the 1999 Nine Month Period, an increase of $18.7 million or 231%. This growth is primarily due to an increase of personnel as a result of the Dawson acquisition. Personnel expenses increased to approximately $16.3 million in the 2000 Nine Month Period from $4.9 million in the 1999 Nine Month Period.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $8.5 million in the 2000 Nine Month Period from $2.7 million in the 1999 Nine Month Period, an increase of $5.8 million or 212%, primarily as a result of costs incurred in an effort to integrate new content into our catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $11.6 million in the 2000 Nine Month Period compared to $3.5 million in the 1999 Nine Month Period, an increase of $8.0 million or 227%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments related to the Dawson acquisition.

STOCK BASED COMPENSATION. Stock based compensation was $656,000 in the 1999 Nine Month Period. Under an agreement among certain of RoweCom's shareholders, Working Ventures' Canadian Fund, Inc. ("Working Ventures") must transfer 310,371 shares of common stock to certain other shareholders and option holders of RoweCom when Working Ventures' initial investment increases by 45% or more (on an annually compounded basis) and they are not legally restricted from selling such shares. As a result of the expiration of the IPO lock up period on September 5, 1999, RoweCom was required to record a compensation charge equal to the aggregate fair market value of the common stock transferred to the RoweCom option and warrant holders who were eligible to receive such shares as described above.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $5.5 million in the 2000 Nine Month Period compared to $903,000 in the Three Month Period. As a result of the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd. and Dawson's Subscription Business, approximately $56.0 million in goodwill and intangibles were recorded and are being amortized over a range of 3 to 11 years from the date of such acquisitions.

INTEREST AND OTHER INCOME, NET. Interest expense was $4.4 million in the 2000 Nine Month Period, as compared to interest income of $1.7 million in the 1999 Nine Month Period. The 2000 Nine Month Period expense is primarily a result of the amortization of the discount on the warrants and interest paid on the notes held by Promethean, RAM Capital, and the promissory notes issued in May 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes was $716,000 for the 2000 Nine Month Period as compared to $63,000 for the 1999 Nine Month Period. The provision has been recorded to account for profitable entities in foreign jurisdictions.

EXTRAORDINARY ITEM. During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $83.4 million for the 2000 Nine Month Period as compared to $11.0 million of cash used in for the 1999 Nine Month Period. Cash provided for the 2000 Nine Month Period resulted primarily from a decrease in accounts receivable of $69.3 million, an increase in deferred revenue of $60.6 million, and an increase in customer advances of $20.7 million. This was partially offset by a net loss of $48.7 million and a $20.3 million decrease in accounts payable. Cash used in operating activities for the 1999 Nine Month Period was primarily from a net loss of $13.5 million and an increase in accounts receivable of $1.6 million, partially offset by a $1.5 million increase in accrued expenses and accrued liabilities, and $1.3 million in depreciation and amortization expense.

Net cash used in investing activities for the 2000 Nine Month Period was $5.5 million, $2.3 million of which was used to purchase property and equipment and $3.2 million was used for acquisitions, as compared to $8.4 million for the 1999 Nine Month Period. Cash used for the acquisitions of CSS and ISA, net of cash acquired, was $7.3 million in the 1999 Nine Month Period.

Net cash used in financing activities was $48.3 million for the 2000 Nine Month Period, as compared to cash provided by financing activities of $50.5 million for the 1999 Nine Month Period. Repayments on loans were $108.1 million, offset by loan proceeds of $59.8 million. During the 1999 Nine Month Period, net proceeds from the IPO, net of underwriting discounts and offering costs, were $51.6 million, of which $1.4 million was used to pay down existing credit facilities. At September 30, 2000, RoweCom had cash and cash equivalents of $41.8 million, a working capital deficit of $31.2 million, debt of $7.0 million and stockholders' equity of $27.6 million.

The financial statements of RoweCom are presented on a going concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. RoweCom posted a net loss of $14.6 million for the 2000 Three Month Period and a net loss of $48.7 million for the 2000 Nine Month Period. As of September 30, 2000 RoweCom has an accumulated deficit of $78.0 million and a working capital deficit of $31.2 million. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or to the classification of liabilities that may be necessary if RoweCom is unable to continue as a going concern.

As discussed in the Overview, we have historically experienced seasonal fluctuations in revenues because approximately three quarters of our revenues have been generated in the fourth quarter of each year, the time when most institutional subscriptions are purchased or renewed. As such, we make substantial additional expenditures in the fourth quarter as we generally pay publishers by mid December of each year, prior to receipt of a significant portion of client payments. The majority of our outstanding receivables from clients relating to these advance payments are paid in the first quarter of the following year. As a result of this seasonal nature of our cash flows, we rely on bank financing and lines of credit to cover current operating expenses during this period.

RoweCom believes that its current financial resources, as of the date of this filing, are not sufficient to meet the entirety of its short and long term financial needs. However, RoweCom currently has 335 million French Francs and
4.5 million British pounds (approximately $60 million at current exchange rates) available under existing credit facilities that are more than sufficient for RoweCom's European and other international business. In addition, RoweCom has a proposal for $85 million in credit insurance for its United States business and is in negotiations for a $35 million credit facility. Although there can be no assurance that either of these will be secured, given the quality of its client receivables and following the execution of the credit insurance agreement, RoweCom believes it is likely it will be able to secure the $35 million additional line of credit that will be sufficient for its U.S. operations. If, however, RoweCom were to be unable to secure this additional credit facility for its U.S. operations, it would be unable to make full payments to all of the publishers on behalf of those U.S. clients who have not paid RoweCom. In that event, RoweCom would nevertheless continue to send those orders to publishers and negotiate with publishers a schedule of payments, linked to the times that RoweCom's clients themselves pay their invoices to RoweCom. In such an event RoweCom's revenues would be correspondingly delayed or reduced. RoweCom's experience indicates that these advances to clients of the quality of RoweCom's clients are generally paid within 90 to 120 days, with virtually no defaults.

RoweCom is continuing to aggressively pursue additional long term financing, including equity investments, as management believes that financing beyond short-term credit facilities is required. RoweCom has entered into a definitive sale-and-leaseback agreement for its Westwood headquarters, which will net RoweCom more than $4 million in cash to be completed in mid-December. To reduce cash outflows in the short-term, RoweCom has negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002 from May 26, 2001. The lenders on the outstanding notes have received an additional 395,158 common stock purchase warrants with an exercise price of $2.34 in exchange for the maturity date extension.

RoweCom has historically funded its operations through sales of its preferred stock, our initial public offering and limited borrowings from third-party financing sources. During

1999, RoweCom entered into additional financing arrangements including the sale of convertible promissory notes and domestic and foreign credit facilities. During May 2000, RoweCom issued one-year promissory notes to certain RoweCom directors and shareholders for proceeds of approximately $6.2 million. During September 2000, RoweCom issued convertible debentures to Montrose Investments Ltd. in the aggregate principal amount of $4.0 million, which bear interest at the stated rate of 7% per year payable at maturity or upon conversion or redemption of the principal. The maturity date is six months from the date of issuance.

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

Between May 23 and May 26, 2000, the two holders of convertible notes converted approximately $5.7 million of principal and interest into an aggregate of approximately 1,499,893 million shares. On May 30, RoweCom negotiated an agreement with the two holders to redeem their outstanding balances. On June 12, 2000, RoweCom completed the redemption of the convertible notes. A portion of the $16.1 million used to redeem the notes, including conversion premium and accrued interest, came from the issuance of promissory notes.

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

On September 12, 2000, RoweCom issued a six-month convertible debenture in the original principal amount of $4 million. The debenture may be converted into shares of common stock at a conversion price of $5.884 per share. Conversion is at the holder's option, or if the closing bid price of RoweCom's stock exceeds $8.826 for 20 consecutive trading days, at RoweCom's option. RoweCom also issued 135,958 common stock purchase warrants with an exercise price of $7.268 per share. These warrants have a five-year term and are exercisable at the holder's option.

In addition, RoweCom issued 1.5 million Class A common stock purchase warrants having a term of one year and two business days. During the first year that the Class A warrants are outstanding, they may be exercised only if called by RoweCom, at a floating exercise price equal to 92% of the average closing bid price of a share of RoweCom stock on the two trading days preceding exercise, subject to a maximum exercise price of $20. These warrants expire if not exercised when called. On the final two business days that they are outstanding, the Class A warrants are exercisable at the holder's option at an exercise price of $20 per share. RoweCom's rights to call the Class A warrants are subject to certain restrictions, including volume limitations based on the trading volume in RoweCom's stock.

In October 2000, RoweCom negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002 from May 26, 2001. The lenders on the outstanding notes have received an additional 395,158 common stock purchase warrants with an exercise price of $2.34 in exchange for the maturity date extension.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European, Australian and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At September 30, 2000 the face amount of outstanding forward currency contracts to buy and sell U.S dollars and British pound sterling for non-U.S. currencies was $4.6 million. A 10% decrease in exchange rates for these currencies would increase the fair value by approximately $464,000. However, since these contracts hedge non-U.S. currency transactions, any change in fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at September 30, 2000 and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at September 30, 2000 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical fair value was not materially different from the quarter-end carrying value.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in RoweCom's fourth quarter of fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. RoweCom does not expect the adoption of SAB 101 to have a material effect on their financial statements.


PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 16, 2000 in connection with RoweCom's issuance of convertible notes and warrants, a Registration Statement on Form S-3 was filed with the SEC. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 14 within this document. The registration statement was declared effective on April 20, 2000.

On May 20, 2000, under the terms of the purchase agreement, RoweCom issued 465,300 shares of common stock to Dawson, Inc., at a price per share of approximately $22.98, as part of the purchase price for the acquisition.

Between May 23 and May 26, 2000, RoweCom issued 1,499,893 shares of common stock as a result of the conversion of the convertible notes. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 14 within this document.

On June 30, 2000 in connection with RoweCom's issuance of promissory notes and warrants, a Registration Statement on Form S-3 was filed with the SEC. See "SALE OF CONVERTIBLE NOTES AND COMMON STOCK PURCHASE WARRANTS" on page 14 within this document. The registration statement was declared effective on July 13, 2000.

On September 12, 2000, RoweCom issued a six-month convertible debenture in the original principal amount of $4 million. The debenture may be converted into shares of common stock at a conversion price of $5.884 per share. Conversion is at the holder's option, or if the closing bid price of RoweCom's stock exceeds $8.826 for 20 consecutive trading days, at RoweCom's option. RoweCom also issued 135,958 common stock purchase warrants with an exercise price of $7.268 per share. These warrants have a five-year term and are exercisable at the holder's option.

In addition, RoweCom issued 1.5 million Class A common stock purchase warrants having a term of one year and two business days. During the first year that the Class A warrants are outstanding, they may be exercised only if called by RoweCom, at a floating exercise price equal to 92% of the average closing bid price of a share of RoweCom stock on the two trading days preceding exercise, subject to a maximum exercise price of $20. These warrants expire if not exercised when called. On the final two business days that they are outstanding, the Class A warrants are exercisable at the holder's option at an exercise price of $20 per share. RoweCom's rights to call the Class A warrants are subject to certain restrictions, including volume limitations based on the trading volume in RoweCom's stock.

On October 5, 2000 in connection with RoweCom's issuance of the aforementioned promissory notes and warrants, a Registration Statement on Form S-3 was filed with the SEC. The registration statement was declared effective on October 16, 2000.

In October 2000, RoweCom negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002 from May 26, 2001. The lenders on the outstanding notes have received an additional 395,158 common stock purchase warrants with an exercise price of $2.34 in exchange for the maturity date extension.

No options were granted to purchase common stock under RoweCom's Amended and Restated 1998 Stock Incentive Plan during the 2000 Three Month Period. The grants of options, when made, are made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 701 there under. 12,384 stock options were exercised during the 2000 Three Month Period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          1.1  - Certificate of Incorporation of RoweCom *

          1.2  - By-laws of RoweCom *

          10.1 - Strategic Alliance and Marketing Agreement between RoweCom and AsiaSmart Pte Ltd. dated July 24, 2000

          11   - Computation of Loss per Share***

          27   - Financial Data Schedule


(b)      Reports on Form 8-K

          On September 12, 2000, RoweCom filed a Current Report on Form 8-K in connection with a six-month convertible debenture in the original principal amount of $4 million and 1.5 million Class A common stock purchase warrants.

-------------------------------------------------------------------------------

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


                         ROWECOM INC.


November 20, 2000        By:  /s/ Paul Burmeister
                              ----------------------------------------
                              Paul Burmeister
                              Senior Vice President and Chief Financial Officer

                              (Principal Financial and Accounting Officer,
                               Authorized Officer)

                           EXHIBIT INDEX

Exhibit Number        Description

1.1                   Certificate of Incorporation of RoweCom*

1.2                   By-laws of RoweCom*

10.1 Strategic Alliance and Marketing Agreement between RoweCom and AsiaSmart Pte Ltd. dated July 24, 2000

11                    Computation of Loss per Share***

27                    Financial Data Schedule

(*) Incorporated by reference to the same numbered exhibit to the Company's registration statement on Form S-1. (Reg. No. 333-68761)

(***) Statement regarding computation of per share earnings is not required because the computation can be readily determined from the material contained in the financial statements included herein.