Form 10-K
period 2000-12-31
ROWECOM INC
filed 2001-04-17
CIK 1074676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

                             Commission file number:

                                    000-25163

                                  RoweCom Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                              04-3370008
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

        15 Southwest Park Westwood, MA                     02090
   (Address of principal executive offices)              (Zip Code)

                                 (781) 410-3300
              (Registrant's telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

                                (Title of Class)

                                   -----------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the registrant's common stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 9, 2001 was approximately $9,615,594 based on 10,613,238 shares held by such non-affiliates at the closing price of a share of common stock of $.906 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding shares of common stock) owned 1,837,716 shares of common stock outstanding on such date. The number of outstanding shares of common stock of the Company on March 9, 2001 was 12,450,954.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 6, 2001 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

================================================================================

                                  ROWECOM INC.

                                    FORM 10-K
                      For the Year Ended December 31, 2000

                             Table of Contents                             Page
                                                                           ----
                                     PART I
Item 1.    Business ........................................................   3
Item 2.    Properties ......................................................  16
Item 3.    Legal Proceedings ...............................................  17
Item 4.    Submission of Matters to a Vote of Security Holders .............  17

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters .............................................  18
Item 6.    Selected Financial Data .........................................  18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ......  41
Item 8.    Financial Statements and Supplementary Data .....................  42
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure ........................................  42

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..............  42
Item 11.   Executive Compensation ..........................................  44
Item 12.   Security Ownership of Certain Beneficial Owners and Management ..  44
Item 13.   Certain Relationships and Related Transactions ..................  44

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   45
Signatures ................................................................. F-26

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

Company Overview

RoweCom is a leading business-to-business provider of high-quality service and e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other printed sources of commercial, scientific and general interest information and analysis. RoweCom refers to these products as "knowledge resources." RoweCom offers its clients and their employees easy and convenient access to one of the largest catalogs of knowledge resources on the Internet. RoweCom also provides businesses, academic and other non-profit institutions with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom's services fall into two main categories: library services and desktop services. RoweCom targets clients in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services.

RoweCom was organized as a Delaware corporation in April 1997 as the eventual successor to a corporation that commenced operations in 1994. RoweCom is headquartered in Westwood, Massachusetts, and has several offices in North America and in Spain, France, the United Kingdom, Australia, Korea, and Taiwan. RoweCom's World Wide Web site address is www.rowe.com. The information on RoweCom's Web site is not incorporated by reference into this document.

Library Services

On October 4, 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services Group ("Dawson's Subscription Business") relating to subscription services, a state-of-the-art, Web-based information searching and retrieval tool, and library information management software and services. Dawson's Subscription Business had total revenues in fiscal year ended October 2, 1999 of approximately $400.6 million, which were generated primarily from centralized purchasing processes. It included over 20,000 clients, 500 employees and operations in nine locations: Folkestone, United Kindgdom; Paris, France; Madrid, Spain; London, Ontario; Montreal, Quebec; Westwood, Massachusetts; Oregon, Illinois; Chantilly, Virginia; and Carlsbad, California.

With the acquisition of Dawson's Subscription Business, RoweCom began to concentrate on solutions for libraries and information centers. Centralized purchasing processes are services for the knowledge professional in libraries and information centers throughout the world. High quality personal service, comprehensive management reporting and the latest Web technology are utilized to manage and consolidate print and online serial subscriptions. In the United States, RoweCom offers its library services under the brand name of "Faxon Library Services from RoweCom."

The library services team at RoweCom is focused on simplifying and enhancing the centralized purchasing process for librarians and knowledge managers. RoweCom's innovative services were designed by information professionals to simplify the increasingly complex set of tasks associated with the acquisition and management of information resources. By providing a variety of services, including e-journal strategies, subscription management, electronic data interchange ("EDI") solutions, and a true working partnership, RoweCom helps clients meet their knowledge resource needs more effectively. Approximately 99% of RoweCom's revenues during the year ended December 31, 2000 were generated through RoweCom's library services team. RoweCom believes that revenues generated through library services will remain relatively stable.

Included below is a short description of various services RoweCom offers through RoweCom's library services team.

kLibrary. kLibrary, the industry's premier Web-based subscription ordering and management system, provides libraries with quick access to the current bibliographic and financial data of more than 240,000 serial, continuation, CD-ROM and electronic journal titles available through RoweCom. Additionally, kLibrary offers clients an unparalleled array of bibliographic features that help to streamline workloads and maximize their library's effectiveness.

FIRSt. FIRSt is RoweCom's back issue service for locating missing issues. It features convenient Web-based ordering, affordable pricing and various shipping options.

Serials Update Service. The Serials Update Service is a Web-based bibliographic tool. Fully searchable and updated daily, it provides timely information about title changes, discontinued journals, order status adjustments and similar items.

E-journal Solutions. RoweCom offers a wide range of services that help librarians and knowledge managers acquire and manage their electronic journal collections, including: comprehensive reports on electronic titles; expert help on negotiating, licensing and registration issues; e-journal set-up; and a sophisticated research, access and retrieval product.

Information Quest. Information Quest is a powerful search engine that provides: access and delivery of full image content from over 3,000 e-journals; a current awareness table of contents service, with links to articles; and multiple document delivery and payment options, including pay-per-view.

License Depot. License Depot gives a library instant access to: e-journal licensing and registration terms and conditions; a growing database of information for over 5,000 electronic titles; and links to the full license agreements and registration forms of more than 200 publishers. This service will be integrated with the kLibrary service during 2001.

Collection Analysis and Subscription Management Tools. RoweCom offers three powerful and sophisticated series of customized reporting, budgeting and collection analysis tools that help librarians and knowledge professionals manage, evaluate and assess serials collections.

Electronic Data Interchange. RoweCom provides a full range of working EDI solutions with all leading integrated library systems. In addition, RoweCom leads the way in developing new interface technologies, using XML.

Desktop Services

kStore

RoweCom's kStore facilitates decentralized purchasing of knowledge resources by businesses and their employees while at the same time giving management the tools required to effectively control knowledge resource purchases. The kStore provides businesses with a single comprehensive source for the purchase of knowledge resources, offering more than 200,000 magazines, journals and newspapers from over 20,000 publishers, and millions of books through RoweCom's alliance with barnesandnoble.com. The kStore's automated service is easily accessible from an employee's desktop computer via the corporate intranet or the Internet and permits the employee to find, order, and pay for knowledge resources quickly and conveniently. At the same time, the kStore provides managers with detailed reports of knowledge resource purchases by their employees and permits them to institute customized approval procedures. The kStore also helps management reduce the costs of knowledge resource acquisition by eliminating many of the inefficiencies of traditional knowledge resource acquisition methods and by offering discounted prices on most titles. Approximately 1% of RoweCom's revenues during the year ended December 31, 2000 were generated through the kStore. kStore revenues as a percentage of total revenues are immaterial due to the significant acquisitions RoweCom completed during 1999. It should be noted that although the kStore revenues accounted for an immaterial portion of RoweCom's total revenues, kStore purchases increased in year 2000 approximately 97% over the prior year. RoweCom believes that purchases through the kStore will continue to increase significantly in the coming years, through both an increase in the corporate client base and the penetration of the kStore into the academic and medical sectors.

E-procurement

Besides kStore services, e-procurement services are also offered through RoweCom's desktop services. E-procurement software is a far reaching generic solution that allows purchasing organizations to automate their processing of transactions among their members and all the products or services offered within their organizations. Dedicated procurement software on the user's desktop provides access to multiple suppliers' e-catalogs that are hosted by the company using the e-procurement software or linked through the Internet to the suppliers' sites. RoweCom has recently been named as a premier supplier of knowledge resource catalogs to the major e-procurement software vendors. Some of the more significant vendors include Ariba, Commerce One, Metiom, and Clarus. RoweCom was the first knowledge resource supplier to be certified by Ariba and is now implementing a solution for Bank of America and other clients. Both kStore and kLibrary are custom procurement applications dedicated to the unique requirements of knowledge resource service, acquisition and management. Revenue recognized to date from e-procurement has been immaterial as RoweCom has only recently become an accredited supplier to the above named e-procurement software vendors.

See also Note 14 "Operating Segment and Geographic Information" to Consolidated Financial Statements on page F-23.

Industry Overview

Library Services

It is estimated that libraries presently spend over $20 billion a year on knowledge resources for their patrons. A major trend in publishing today is the transition from print to electronic resources. Professional staff in libraries are facing overwhelming challenges in managing this transition within their institutions and in effectively acquiring, licensing and delivering the electronic information that their users demand. They are actively seeking partners to provide outsourced services in these areas. RoweCom estimates that for the 2002 subscription year, fully 50% of the subscriptions placed by RoweCom's clients will be for materials that are available in electronic format. This represents hundreds of millions of current and potential dollars in business in the United States and worldwide.

A major area of electronic resource management that is proving difficult and time-consuming for professional library staff is that of licensing and negotiating with publishers for access to their electronic journals. RoweCom now provides an innovative licensing service to its clients through which the clients assign an attorney-in-fact power to RoweCom for the negotiations and signing of electronic resource licenses according to agreed upon terms and conditions. RoweCom also handles the ordering, payment and registration of electronic journals for its clients.

Corporate libraries, and, to a lesser extent, their academic and medical counterparts, are showing increasing interest in outsourcing many of the functions previously performed by clerical and professional staff within the library. These functions often include acquisitions, serials management, document delivery, and even collection management. There are significant opportunities here for the right kind of company offering these services at a reasonable price. RoweCom does offer outsourcing services for serials management, both on and off-site, and there will be room for major growth and expansion of services in this area.

A major trend in academic and medical libraries is the vast increase in programs to digitize campus and institutional resources and form local, regional and national digital library initiatives. Significant funding is available to libraries and consortia for the creation and sharing of digital collections. Archiving of this material in digital form will be a major issue in the 21st century.

Electronic content delivery for libraries is becoming more critical as distance learning programs increase substantially on university and college campuses. The United States Distance Learning Association defines distance learning as the acquisition of knowledge and skills through mediated information and instruction. Distance learning is used in all areas of education including pre-K through grade 12, higher education, home school education, continuing education, corporate training, military and government training, and telemedicine. Services such as RoweCom's Information Quest provide electronic access to articles as part of the library resources necessary to support distance learning education programs. Access to additional electronic content will be very attractive to libraries intent on maintaining their role of providing information resources to students on campus as well as those enrolled in distance learning programs.

Libraries are becoming increasingly organized into local, regional and even national consortial organizations. These consortial models vary from buying organizations to full service organizations. Library consortia often deal directly with publishers in purchasing and negotiating for consortial licenses for large electronic resource collections. Organizations such as RoweCom are faced with the difficult challenge of developing services for consortia and ensuring that they are not excluded from the consortial buying process.

The library community still places much importance on high-quality personal client service, as well as innovative, relevant technology and professional services. RoweCom is well-positioned to provide excellent service to libraries, to develop best-in-class products and services designed by information professionals, and to significantly increase its value add to the traditional subscription services offered to RoweCom's libraries.

Desktop Services

The effective use of knowledge resources has become an increasingly important competitive advantage for businesses and other institutions. Timely and relevant information, easily accessible to all members of an enterprise, has become critical to job productivity. The quantity and the degree of specialization of knowledge resources available to businesses and their employees, and the cost of such resources have increased dramatically. Businesses are estimated to spend more than $182 billion in the United States alone on knowledge resources by 2003, according to the latest Veronis Suhler and Associates, Inc. market study. As a result, businesses and other institutions need efficient and cost effective methods for managing the growing number of purchases of knowledge resources by employees.

The growth in demand for knowledge resources is occurring at a time when the Internet and corporate intranets are becoming increasingly significant for communications and e-commerce. RoweCom believes that spending on knowledge resources via the Internet and corporate intranets has also accelerated in recent years and will continue to increase in the future.

Most companies currently do not have an efficient and easy-to-use means of executing and managing purchases of knowledge resources. Historically, the process of purchasing knowledge resources has involved significant manual effort and has focused on the professional librarian or central purchasing group rather than the individual worker whose job performance depends on such resources. This manually intensive, paper-based process requires finding the appropriate publishers, submitting written or telephone orders, processing multiple renewal notices and completing expense reports for reimbursement. Increasingly, individual employees are purchasing knowledge resources directly from publishers and other vendors rather than ordering through a corporate library or central purchasing group. As a result, employees are making numerous individual purchases from a large number of publishers and services using a variety of payment methods. RoweCom believes that, for most businesses, the aggregate cost of purchases of knowledge resources made by individuals is significantly larger than the knowledge resource budget of the corporate library or central purchasing group. Decentralized purchases make it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized orders.

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

Business Strategy

RoweCom's objective is to maintain and strengthen its position as a leading business-to-business provider of high quality service and e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other knowledge resources. Key elements of RoweCom's strategy for library and desktop services include:

Library Services

Maintain the Excellence of Services for the Library Market. RoweCom seeks to retain and increase the number of clients in the bio-medical, academic and the federal government, and corporate and professional services markets by continuing to deliver advanced Web-based technology, while at the same time providing the personal, one-on-one professional service that has been RoweCom's hallmark.

Implement a Comprehensive Library Services Development Strategy. Goals of RoweCom's library services development program are as follows:

      o To proactively develop excellent, innovative products and services for libraries in order to help them deal with the growing complexities of acquiring and managing their print and electronic resources;

      o To create an integrated Web environment for serials, acquisitions and collection development staff, linked to a global catalog and a variety of bibliographic sources, as well as to local systems and data;

      o To add significant value to RoweCom's basic subscription services and ensure that RoweCom is providing the services which will be needed in the future as well as today; and

      o To maintain RoweCom's high level of service and quick turnaround time for RoweCom's clients by continually re-examining RoweCom's internal processes through constant analysis and increased use of technology.

Benefits of RoweCom's library services development plan to the library clients are multiple:

      o Streamlining processing and intelligent decision making by providing comprehensive, integrated information at their fingertips;

      o Providing high-quality personal service enhanced by technological innovation;

      o     Outsourcing time-consuming clerical as well as professional tasks;

      o Selecting the desired level and mode of interaction with the library services team;

      o Allowing the examination of collection(s) in a local context and in relation to the universe of existing resources with an array of analytical tools;

      o Providing expert assistance in managing the transition from a print to electronic environment; and

      o Accessing to an expanded range of content, both print and electronic.

Continue to Enhance Client Services for Libraries. Management feels that the service that RoweCom presently provides to RoweCom's library clients is the strongest that it has been for several years. As measures of RoweCom's service, RoweCom refers to service endorsements in sales call reports, feedback from RoweCom's client advisory board (which includes some of RoweCom's largest and most prestigious academic and medical school clients), and the high client retention rate that RoweCom has experienced in the past year. In addition, the quality of RoweCom's Web-based services, electronic journal services and EDI solutions are consistently high and considered by librarians, publishers and library system vendors among the best in the industry.

Some of the important factors contributing to RoweCom's high level of service are as follows:

      o Continuing a strong commitment to high-quality personal service and a mandate to develop new tools for client service staff to allow them to better serve their clients;

      o     Reducing the turnaround time on all client requests;

      o Developing major new management tools which allows RoweCom to constantly track, monitor and adjust the level of RoweCom's service across all clients and market segments;

      o Committing additional resources to extend the single point of contact to all of RoweCom's clients, regardless of size;

      o Experiencing an extraordinary average length of service of approximately 15 years among RoweCom's client service representatives, which leads to strong client relationships;

      o Converting RoweCom's clients to the kLibrary Web-based service, which has been embraced by RoweCom's clients in libraries and information centers, and can now be accessed by more than 85% of RoweCom's client base in the United States and over 66% of RoweCom's client base in Europe, as measured by revenue; and

      o Continuing an aggressive program of enhancements and added functionality to the kLibrary, with the goal of providing an integrated Web environment for RoweCom's clients with links to RoweCom's global catalog, to authoritative bibliographic sources and to local systems and data.

Desktop Services

Penetrate the Business-to-Business Market for Desktop Services. RoweCom seeks to increase the number of clients and individuals accessing the kStore from their desktop computers. RoweCom targets companies in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. RoweCom's sales force seeks to develop new client relationships and to expand the use of the kStore by its existing clients by increasing the awareness among, and availability to, the clients' employees. RoweCom believes that being the first knowledge resource purchasing solution on the clients' intranets promotes brand loyalty and provides it with a significant competitive advantage. Once the kStore is adopted by the clients, RoweCom is also well positioned to add new services and knowledge resource offerings at minimal additional cost.

Increase Content and Functionality. RoweCom will continue to increase the content available to its clients and enhance the capabilities of the kStore. This will reinforce its position as a leading single source provider of knowledge resources to businesses on the Internet and will increase the overall potential revenue per client. RoweCom has significantly increased its catalog of knowledge resources through strategic alliances with publishers and resellers, and has continued to add significant serial titles each month in connection with acquisitions and in response to requests from its clients. In addition to expanding content, RoweCom has introduced new features to the kStore, such as group-ordering, which allows a designated individual to order on behalf of a group of purchasers. RoweCom intends to further enhance the kStore's functionality by adding new capabilities, such as collaborative filtering, which provides users with information about purchases by other individuals with similar buying profiles, and personalized recommendations of knowledge resources based on individual profiles and purchasing patterns.

Develop Strategic Alliances. RoweCom has and intends to continue to enter into strategic alliances to increase its channels of distribution and available content. In prior years, RoweCom entered into strategic alliances with NewsEdge, Absolute Backorder Service, Ariba, Clarus, CommerceOne, Concur, Metiom, Magazineoutlet, office.com, Publications Resource Group, Requisite, RightWorks, Sun-Netscape Alliance, TheStreet.com, Trilogy, barnesandnoble.com and Synapse. During 2000, RoweCom entered into strategic alliances with AsiaSmart, Books 24x7, American Express, Mindbranch, BixProLink, and EdificeRex. These alliances added new distribution channels, substantial additional content and improved pricing. RoweCom intends to enter into additional strategic distribution alliances to obtain access to new clients and markets quickly and in a cost-effective manner. Relationships with other vendors can provide access to additional content offerings and new service offerings such as distance learning, conferences and associations.

Expand Internationally. RoweCom intends to further expand its presence in markets outside the United States by leveraging its international offices in Canada, the United Kingdom, France, Spain, Australia, Taiwan and Korea. By adding foreign language content and localizing and translating the kStore user interface, management intends to enhance RoweCom's ability to fully service United States-based clients that have employees in other countries as well as non-United States clients. (The user interface for kLibrary is also available in multiple languages and the system is heavily used in Europe.) RoweCom expects to carry out its international expansion by means of strategic alliances and, possibly, the acquisition of local content providers. The acquisition of Dawson represents an example of the execution of this strategy.

Enhance Brand Recognition. RoweCom intends to continue promoting the kStore as the leading business-to-business e-commerce solution for purchasing and managing the acquisition of knowledge resources. RoweCom intends to build brand recognition among businesses through traditional advertising and attendance and presentations at major trade shows and conferences. RoweCom believes that promoting RoweCom's reputation as a leading online provider of knowledge resources to the business-to-business market will build loyalty among RoweCom's client base, increase usage of the kStore by clients' employees, attract new clients and promote the value of RoweCom's brand name. In addition, RoweCom believes that a strong brand name will help it establish additional marketing and distribution alliances.

E-Commerce Solutions

RoweCom's Library Services Web Solution - kLibrary

Backed by high-quality client service, kLibrary offers a total solution for subscription ordering and management for RoweCom's library clients. kLibrary is the premier Web-based service of its kind that helps libraries simplify all their major serial tasks while at the same time providing clients with a wealth of high-quality bibliographic and supplemental title information right at the desktop level. Available to all RoweCom library clients, kLibrary allows users to search from a vast catalog of print and electronic serial titles, review subscriptions and order history online, order and track the status of subscriptions, as well as process claims and view claim responses.

kLibrary has been embraced by RoweCom's clients in libraries and information centers worldwide, and is now accessed by almost 1,000 clients in the United States and approximately 2,500 clients in Europe. As RoweCom Canada converts to the present United States library back-end system this spring, RoweCom expects that over 200 Canadian clients will be given immediate access to kLibrary as well. Management hears continually from RoweCom's clients and from potential users that kLibrary is the most user-friendly and functional system of its type in the marketplace today. RoweCom continues an aggressive program of enhancements and added functionality, with the goal of providing an integrated Web environment for RoweCom's clients with links to RoweCom's global catalog, to authoritative bibliographic sources and to local systems and data.

The four major components of the kLibrary interface are as follows:

Searching. kLibrary's easy-to-use Web interface allows users to search a comprehensive database of 240,000 titles by publication name, format, International Standard Serials Number, or publisher name. kLibrary's custom-designed search engine then sifts through the bibliographic and financial data quickly and easily and produces clear results based on the specific search criteria entered into the system. For additional search help, kLibrary provides a "search tips" option.

Bibliographic Detail. kLibrary provides a wealth of supplemental title information, including valuable Library of Congress data that links to vital MARC records; information on combinations and memberships; links to e-journal licensing and registration; and additional links to abstract/index data and subject headings.

Ordering and Claiming. kLibrary offers a convenient, practical way to order subscriptions online. When a user places an order, the system automatically displays the clients' default delivery methods, special shipping instructions, quantity, and any other preferences. The clients can then confirm the order (or override any option) with one click. Online claiming through kLibrary provides clients with faster claim processing as well as an easy way to track missing issues. Clients can also check payment and invoice records and track credits and supplemental charges in kLibrary.

Reporting. By clicking on the reports button on the kLibrary main menu, users can choose from among 75+ reporting options. Expert collection management reports and subscription profile reports enable users to manage, evaluate and access their serials collections, while a full range of price history reporting options help users project future costs more accurately.

RoweCom's Desktop Services Solution - kStore

RoweCom's business-to-business e-commerce solution provides clients and their employees with an easy and convenient way to purchase and manage the acquisition of knowledge resources through corporate intranets or the Internet. From the desktop computer, clients' employees can access a customized RoweCom Web site offering more than 200,000 magazines, newspapers, journals and e-journals from over 20,000 publishers and millions of books. RoweCom provides businesses with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom also provides publishers and other content providers with a unique distribution channel, which enables RoweCom to offer its clients additional content at lower prices. Key benefits of RoweCom's kStore solution include:

Convenience. RoweCom's kStore provides a single comprehensive source for the purchase of knowledge resources. kStore clients gain access to one of the largest combined database of magazines, newspapers, journals and e-journals, books and other knowledge resources on the Internet. The highly automated kStore service provides an easy and quick way to find, order, and pay for knowledge resources by providing multiple electronic search functions and payment methods. These features facilitate ordering and reduce paper purchase orders, invoices, check requests and manual approvals. The kStore can be made available through the clients' intranet sites or the Internet, and may be accessed from an employees' desktop computers, the corporate library or central purchasing group using a point and click interface. The kStore also includes automated features, such as subscription renewal notifications and 24-hour, 7 days a week client support via telephone and the Internet.

Control. RoweCom's kStore allows businesses to proactively manage their purchases of knowledge resources through the implementation of customized purchase approval procedures and the use of enterprise-wide purchasing reports. This kStore also helps businesses and their employees "buy smarter" by:

      o indicating to employees which items have already been purchased by other employees;

      o     creating greater awareness of available titles among employees; and

      o allowing managers to analyze and guide employees' purchasing activities.

The kStore helps clients reduce duplicate orders, increase shared use of knowledge resources and enhance the likelihood that employees will purchase knowledge resources that will maximize their productivity and performance.

Cost Savings. RoweCom offers substantial direct and indirect cost savings to its clients through the kStore. The kStore provides an additional 5% discount on the already discounted price of books available directly from barnesandnoble.com. Clients also achieve indirect cost savings through the kStore's automated service, which reduces the manual processing of orders, approvals, payment, claims and renewals. In addition, the kStore enables enterprises to reduce duplicate orders and facilitates resource sharing among employees.

Benefits to Publishers and other Content Providers. kStore provides publishers and other content providers with a number of benefits, including:

      o an efficient and low cost direct distribution channel to targeted buyers, corporate libraries, and centralized purchasing groups; knowledge resources are shipped at the time of purchase, which enables vendors to reduce the levels of inventory required and therefore reduce the costs associated with stocking and returns;

      o an increase in the sales of many second and third tier magazines, newspapers, journals, books and other knowledge resources that are not typically stocked in physical locations and are generally hard to find; and

      o a unique distribution channel which enables RoweCom to offer its clients additional content at lower prices.

Content. RoweCom offers its clients access to one of the largest single source of magazines, newspapers, journals and e-journals, books and other knowledge resources on the Internet, with access to more than 200,000 magazines, journals and e-journals, and newspapers from over 20,000 publishers, and millions of books from its alliance with barnesandnoble.com.

Of the 200,000 magazines, journals, e-journals and newspapers currently available from the kStore, approximately 800 are large circulation and general interest magazines, and the balance consists of business and trade magazines and scientific and medical journals. Annual subscription rates range from under $50 for popular magazines to more than $10,000 for certain scientific and medical journals. RoweCom intends to increase the content available to its kStore clients to reinforce its position as a leading single source provider of knowledge resources to businesses and to increase the overall potential revenue per client. RoweCom auguments its catalog of knowledge resources through strategic relationships with publishers and resellers as well as in connection with acquisitions and in response to requests from its clients.

Management Tools. The kStore provides businesses with tools to better manage purchases of knowledge resources by their employees. The kStore permits managers to create single or multiple levels of approvals that govern purchases by employees. The approvals that are included in a customized kStore may be either passive or active. In a passive approval process, the order is compared to a series of previously defined purchasing protocols. If the order meets the criteria set forth in the protocol, the purchase is automatically approved. If the order fails the protocol, it is either rejected or referred to a second approval process, which may be active or passive. In an active approval process, the affirmative approval by a supervising manager of an order is required to consummate the purchase transaction. The active approval process can be structured in a number of ways, including sending individual approval e-mails to a manager requesting authorization for each order or compiling collections of requested approvals that may be reviewed on a periodic basis and then approved either individually or collectively.

Payment and Fulfillment. RoweCom has developed proprietary software that fully automates the ordering and payment process for purchases made through the kStore. The system is able to accept multiple payment options, including credit cards and authorized debits to disbursement or procurement accounts. Once orders are placed and approved, payment instructions are sent to Banc One securely over the Internet. RoweCom has an ongoing relationship with Bank One Corporation, a large bank holding company in the United States and the parent of Banc One, under which all orders are processed by the Banc One system using RoweCom's proprietary software. RoweCom pays Banc One a nominal fee for each item ordered through the kStore. In some circumstances, RoweCom will invoice clients for kStore orders.

Although RoweCom does not fulfill or deliver any clients' orders for a knowledge resource (through both the desktop and library services), it provides client support to ensure that the clients' expectations and needs are fulfilled with respect to each order. Client representatives are available 24 hours per day, 7 days per week via the telephone and the Internet. Client support provides a vital role in increasing sales to RoweCom's existing client base by focusing on client satisfaction and on increasing the total number of orders placed by each client.

Sales and Marketing

RoweCom's sales and marketing strategy is designed to attract new clients, increase use of the desktop and library services by existing clients and their employees, maximize repeat purchases and renewals and develop additional revenue opportunities. RoweCom's primary focus is a direct sales campaign to target companies and institutions in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. RoweCom believes that this approach is both efficient and effective due to the size and potential of the target market as well as the level of service to which the targeted clients are accustomed. The majority of the direct sales effort is conducted by RoweCom's national account managers, who are responsible for developing new client relationships, primarily in the United States.

Once a client relationship has been established, a client is assigned an account executive who helps to assess the client's needs and to develop a formal deployment plan designed to maximize the use of RoweCom's services. Account executives serve as the primary client contact after the initial sale and are responsible for maintaining the on-going relationship with the client. Additionally, if the client is using RoweCom's kStore service, the account executives work with the client to maximize the number of employees who use the product to purchase knowledge resources and to increase the number of purchases per employee. RoweCom also offers 24-hour, 7 days a week client support via telephone and the Internet. Client support provides a vital role in increasing sales to RoweCom's existing client base by focusing on client satisfaction and on increasing the total number of orders placed by each client.

RoweCom's marketing efforts also include print and direct mailings, participation in trade shows, co-marketing with strategic partners, and public relations campaigns to build and reinforce RoweCom's brand recognition.

Clients

RoweCom targets companies in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services. At December 31, 2000, RoweCom had approximately 20,000 clients, of which approximately 35% were corporate accounts and 65% were academic and non-profit organizations. The following is a selective list of RoweCom's clients, by industry sector.

   Biomedical                          Academic

   Affymetrix                          Boston University
   Aurora Healthcare                   Northwestern University
   Dow AgroSciences                    Tufts University
   Massachusetts General Hospital      University of California at San Francisco
   National Institutes of Health       University of Maryland
   Roche Biosciences                   University of Notre Dame
                                       University of Washington

   Financial Services                  Corporate and Professional Services

   Bank of America                     Arthur Andersen LLP
   Bank Societe Generale               BASF Corporation
   Blue Cross/Blue Shield Association  BF Goodrich
   Charles Schwab                      British Airways
   Dun & Bradstreet                    Ernst & Young LLP
   First Union Corporation             Hewlett Packard Company
   John Hancock                        KPMG
   Prudential Securities               Lawrence Livermore National Laboratory
                                       Microsoft
                                       Owens Corning
                                       PricewaterhouseCoopers LLP
                                       Sandia National Laboratories

Competition

The market for the sale of magazines, newspapers, journals and e-journals, books and other knowledge resources to businesses and institutions is intensely and increasingly competitive. Subscription agencies such as Ebsco Information Services and Swets-Blackwells currently control a larger portion of the market for library services than RoweCom. Although RoweCom has not yet had significant direct competition from other companies offering a service for purchasing and managing the acquisition of subscriptions and books with management control features comparable to those of the kStore, Ebsco Information Services has recently announced its intent to launch a desktop e-commerce service similar to kStore in the near future. Thus, management expects that significant competition may develop in the near future and it may have an adverse impact on RoweCom's business. RoweCom's competitive landscape has been, and will continue to be, impacted by changes in the prevalence and acceptance of online commerce and changes in the knowledge resources industry. RoweCom believes that the principal competitive factors in its emerging market will be:

      o     brand recognition;

      o     extent of content offerings;

      o     convenience;

      o     management control;

      o     customization;

      o     price;

      o     client service; and

      o a combined familiarity with the knowledge market and the latest enabling technologies.

RoweCom currently competes, or may in the future compete, directly or indirectly with companies that fall within the following categories:

      o traditional subscription agents such as Ebsco Information Services and Swets-Blackwells, which already have a significant market share of the library services market, may continue to increase their market share;

      o traditional subscription agents such as Ebsco Information Services, who have decided to focus on the corporate market, expand their service to include control and management features, and significantly expand their knowledge resource offerings;

      o large, well-established news and information providers such as Dow Jones, Knight-Ridder, Lexis/Nexis, Pearson, Reuters and Thomson, any of which might in the future decide to expand their product offerings to include magazines, newspapers, journals and e-journals, books and other knowledge resources of the type offered by RoweCom;

      o major consumer based online book resellers, such as Amazon.com or Borders.com who may also decide to focus on the business-to-business market, expand their service functionality to include control and management features such as those offered by RoweCom, or expand their knowledge resources offerings;

      o consumer online services and portals such as Yahoo! and America Online, which may decide to focus on the business-to-business market and expand their knowledge resources offering and management and control features;

      o publishers and information providers which may decide to increase their direct marketing efforts to the business-to-business market or develop a competing service similar to the kStore or kLibrary; and

      o enterprise-wide supplier management system providers which may decide to focus specifically on the knowledge resources markets.

Intellectual Property

RoweCom regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, clients, partners and others to protect its proprietary rights. In addition to its United States common law rights in its trademarks and service marks, RoweCom pursues the registration of its trademarks and service marks in the United States and has applied for the registration of certain of its trademarks and service marks. RoweCom has been granted trademark registrations for the marks "RoweCom," "R RoweCom and Design," and "Subscribe," each of which will remain in full force and effect without further action by RoweCom until December 2003. RoweCom also has pending registration applications for the marks "kWorld," "kStore," and "Knowledge For Your Business Needs," which have been preliminarily approved by the United States Patent and Trademark Office. RoweCom also has pending registration applications for the marks "websubscribe" and "kLibrary," which applications are currently being examined by the United States Patent and Trademark Office. RoweCom has sought and been granted trademark protection in France for the marks "RoweCom," "kStore," "kLibrary," "License Depot," and "Information Quest." RoweCom is currently pursuing registration of trademarks and service marks in Spain, the United Kingdom, and Korea.

Technology

RoweCom uses both proprietary solutions and commercially available licensed technologies. RoweCom's services are built using industry standard Microsoft NT products utilizing the Internet Information Server, Microsoft Transaction Server, and SQL Server for database transactions. RoweCom is using products utilized by other industry leaders. In addition, all of RoweCom's services are designed to process information using standard EDI transactions, as defined for the serials and periodicals industry, and has also created XML transactions to interface with other leading e-commerce providers. RoweCom seeks to maintain transaction security through the use of industry standard SSL transactions, and uses proprietary EDI interfaces and private networks to ensure the integrity of client order information and credit card transactions. RoweCom is able to scale the number of transactions that will be supported using load balancing and performance management tools developed for its standard platform. RoweCom uses high performance Web and database servers on enterprise-level systems and has established high-performance Internet service provider links to ensure the availability of bandwidth.

As of December 31, 2000, RoweCom had a team of 41 experienced developers and technicians. This group mainly focuses on back office processing and developing RoweCom's major Web services, kStore, kLibrary, and Information Quest, which are available on a worldwide basis. These services can be customized to the particular needs of a client and linked with corporate intranets, Internet service providers, content providers and other online services. Many of RoweCom's development and support professionals have specialized experience with particular segments in the knowledge resource marketplace, such as corporate clients, corporate libraries, educational institutions, public libraries, and consumers.

Employees

As of December 31, 2000, RoweCom had 673 full-time and 46 part-time employees. RoweCom also employs a limited number of independent contractors and temporary employees on a periodic basis. None of RoweCom's employees are represented by a labor union and RoweCom considers RoweCom's labor relations to be good.

RoweCom believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled management and employees. To this end, RoweCom focuses on maintaining incentive programs such as employee stock options, competitive compensation and benefits for RoweCom's employees.

Item 2. Properties

RoweCom is headquartered in Westwood, Massachusetts, where it occupies approximately 41,000 square feet, under a seven year lease expiring December 31, 2006.

These facilities are used for executive office space, sales and marketing, finance and administration, client support, technical support and content acquisition. RoweCom maintains a regional office in the following locations, where it owns or leases office space.

                                Approximate Space,
Location:                         in Square Feet:                          Terms:
---------                         ---------------                          ------
London, Ontario, Canada.......              6,000       Lease, 2 year term, expiring April 14, 2002
London, Ontario, Canada.......             15,000       Owns property
Montreal, Quebec, Canada......              4,000       Lease, 5 year term, expiring May 31, 2005
Folkestone, Kent,
  United Kingdom..............             73,000       Lease, Month-to-Month
Oxford, United Kingdom........                500       Lease, Month-to-Month

Cedex, France.................             26,000       Owns property
Madrid, Spain.................              3,400       Lease, 5 year term, expiring October 31, 2005

Carlsbad, California..........                300       Lease, Month-to-month
Chantilly, Virginia...........              4,800       Lease, 5 year term, expired March 31, 2001

Oregon, Illinois..............             25,000       Owns property
Cambridge, Massachusetts......              7,600       Lease, 7 year term, expiring June 30, 2006
Montvale, New Jersey..........              4,500       Lease, 2 year term, expiring October 31, 2002

Brisbane, Australia...........              1,400       Lease, 3 year term, expiring December 1, 2002

Brisbane, Australia...........              3,000       Lease, 3 year term, expiring September 13, 2002

Brisbane, Australia...........              5,000       Lease, 2 year term, expiring August 18, 2001

Cerritos, California..........              1,000       Lease, 3 year term, expiring November 30, 2003

Seoul, Korea..................              1,300       Lease, 1 year term, expiring April 30, 2001

Taipei, Taiwan................              1,100       Lease, 1 year term, expiring May 9, 2001

These facilities are used for research and development, technical support, content acquisition, sales and marketing, finance and administration, and client support.

Item 3. Legal Proceedings

On February 22, 2001, RoweCom was served with a lawsuit brought by two former employees and shareholders of RoweCom, David Rifkin and Julie Beckerman. In that case, the plaintiffs alleged that RoweCom breached its employment agreements with the plaintiffs, resulting in constructive termination of their employment with RoweCom. In addition, plaintiffs alleged that RoweCom failed to register certain securities with the SEC, causing plaintiffs an inability to sell their stock at an advantageous price. The lawsuit seeks $1.4 million in damages, which may be covered by insurance policies. RoweCom believes that the lawsuit is without merit and intends to defend it vigorously. RoweCom does not believe the lawsuit would negatively impact its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

The common stock is traded on the Nasdaq National Market under the symbol "ROWE". The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                               High     Low
                                                               ----     ---
        Year Ended December 31, 2000
           First Quarter .............................       $47.500  $16.438
           Second Quarter.............................       $16.125  $ 3.563
           Third Quarter..............................       $ 7.313  $ 3.688
           Fourth Quarter.............................       $ 3.969  $ 0.469

                                                               High     Low
                                                               ----     ---

        Year Ended December 31, 1999
           First Quarter (from March 8, 1999).........       $43.625  $24.500
           Second Quarter.............................       $49.250  $14.000
           Third Quarter..............................       $30.875  $14.938
           Fourth Quarter.............................       $50.375  $26.125

Holders

As of March 9, 2001 there were 114 stockholders of record.

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

                                                                                       Year Ended December 31,

                                                                     1996        1997         1998         1999(1)       2000
                                                                     ----        ----         ----         -------       ----
Dollars in thousands, except per share data
Consolidated Statements of Operations Data:
Revenues ......................................................    $ 3,116      $12,890    $  19,053      $ 307,604    $ 347,581
Cost of revenues ..............................................      3,083       12,701       18,736        286,853      316,498
                                                                    --------------------------------------------------------------
      Gross profit ............................................         33          189          317         20,751       31,083
Operating expenses:
   Sales and marketing ........................................        585        2,034        4,818         16,820       34,504
   Research and development ...................................        532          584        1,631          5,368        9,861
   General and administrative .................................        351          751        1,561          9,457       13,887
   Stock based compensation ...................................         --           --           --            519           --
   Amortization of goodwill and intangibles ...................         --           --           --          2,721        8,920
   Charge for the impairment of intangible assets .............         --           --           --             --       30,082
                                                                    --------------------------------------------------------------
      Total operating expenses ................................      1,468         3,369       8,010         34,885       97,254
                                                                    --------------------------------------------------------------
        Loss from operations ..................................     (1,435)       (3,180)     (7,693)       (14,134)     (66,171)
Interest and other income (expense), net ......................          1            63         172            575       (5,354)
                                                                    --------------------------------------------------------------
        Loss before income taxes, extraordinary item and
        cumulative effect of change in accounting
        principle .............................................     (1,434)       (3,117)     (7,521)       (13,559)     (71,525)
Provision for income taxes ....................................         16           136         109          1,508        3,661
                                                                    --------------------------------------------------------------
Loss before extraordinary item and cumulative
effect of change in accounting principle ......................     (1,450)       (3,253)     (7,630)       (15,067)     (75,186)
Extraordinary loss ............................................         --            --          --             --       (6,311)
                                                                    --------------------------------------------------------------
Loss before cumulative effect of change in accounting principle     (1,450)       (3,253)     (7,630)       (15,067)     (81,497)
Cumulative effect of change in accounting principle ...........         --            --          --             --       (2,484)
                                                                    --------------------------------------------------------------
Net loss ......................................................     (1,450)       (3,253)     (7,630)       (15,067)     (83,981)
                                                                    --------------------------------------------------------------
Accretion of dividends on redeemable preferred stock ..........         --          (184)       (762)          (370)          --
                                                                    --------------------------------------------------------------
Net loss to common stockholders ...............................    $(1,450)      $(3,437)  $  (8,392)     $ (15,437)   $ (83,981)
                                                                    ==============================================================
Basic and diluted net loss per share
(before extraordinary item and change in accounting principle).         --            --          --             --    $   (6.48)
Basic and diluted net loss per share
(of extraordinary item) .......................................         --            --          --             --    $    (.54)
Basic and diluted net loss per share
(before cumulative effect of change in accounting principle)...         --            --          --             --    $   (7.02)
Basic and diluted net loss per share
(of cumulative effect of change in accounting principle).......         --            --          --             --    $    (.21)
Basic and diluted historical net loss per share ...............    $ (1.87)      $ (2.22)  $   (5.49)     $   (1.80)   $   (7.24)
Shares used in computing basic and diluted net
 loss per share ...............................................        776         1,552       1,528          8,558       11,602

                                                                                          At December 31,
                                                                                          ---------------
                                                                     1996        1997         1998         1999(1)       2000
                                                                     ----        ----         ----         -------       ----
Dollars in thousands
Consolidated Balance Sheet Data:
Cash and cash equivalents .....................................      $  14         $691     $ 16,974      $ 13,264      $ 26,597
Working (deficit) capital .....................................       (481)         185       15,447         7,629       (24,900)
Total assets ..................................................        428        2,108       20,284       215,608       153,786
Long-term obligations..........................................         --           --           --            --         6,135
Redeemable preferred stock.....................................         --        4,298       28,422            --            --
Stockholders' (deficit) equity ................................      $(338)     $(3,768)    $(12,251)     $ 60,155      $ (1,778)

-----------

(1) Reflects the acquisitions of Corporate Subscription Services, Inc. in June 1999, International Subscription Agencies Pty. Ltd. in August 1999 and Dawson's Subscription Business in October 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. RoweCom's actual results may differ significantly from management's expectations. The following discussion and the section entitled "Business-Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

Overview of RoweCom's Operations and Financial Performance

RoweCom is a leading business-to-business provider of high-quality service and e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other printed sources of commercial, scientific and general interest information and analysis. RoweCom refers to these products as "knowledge resources." RoweCom offers its clients and their employees easy and convenient access to one of the largest catalogs of knowledge resources on the Internet. RoweCom also provides businesses, academic and other non-profit institutions with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom's services fall into two main categories: library services and desktop services. RoweCom targets clients in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services.

RoweCom began to concentrate on solutions for libraries and information centers with the acquisition of Dawson's Subscription Business. Centralized purchasing processes are services for the knowledge professional in libraries and information centers throughout the world. RoweCom's library services offer high quality personal service, comprehensive management reporting and the latest Web technology, which are utilized to manage and consolidate print and online serial subscriptions.

RoweCom began significant commercial operations in March 1996. RoweCom introduced the kStore in June 1997, and began to significantly concentrate on library services as a result of the acquisition of Dawson's Subscription Business in October 1999. Since its inception, RoweCom has incurred significant net losses and, as of December 31, 2000, had an accumulated deficit of $113.3 million.

Substantially all of RoweCom's revenues are generated by the sale of magazines, newspapers, journals, e-journals, books and other knowledge resources published by third parties. The sales price of each knowledge resource reflects the cost to RoweCom of the knowledge resource plus the fee retained by RoweCom. Prior to the fourth quarter of 1998, RoweCom only charged a fixed transaction fee. RoweCom currently receives either a flat fee or the difference between the price paid by the client and the publisher's discount price paid by RoweCom for the knowledge resource, or a combination of the two. The amount of these discounts varies by transaction and client. kStore clients primarily pay by several secure payment options including direct debit, procurement card and credit card. Library service clients primarily pre-pay their orders several months in advance to secure early payment discounts, or they are invoiced. RoweCom finances certain clients through the usual seasonal lines of credit. At December 31, 2000 RoweCom had outstanding accounts receivable of $94.4 million.

Although RoweCom has planned to increase RoweCom's focus on desktop purchases by individual employees of companies, RoweCom's business focus has remained primarily academic since the acquisition of Dawson's Subscription Business in October 1999. This is attributable to the fact that Dawson's primary focus is academic. It is still RoweCom's belief that the focus on desktop purchases through the kStore will account for an increase in RoweCom's revenues in the coming years.

To date, a substantial majority of RoweCom's revenues have been generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1st. As purchases by individual employees increase as a percentage of total revenues, RoweCom believes the seasonality described above will begin to decrease because desktop purchases are generally made as required, and thus are more evenly distributed throughout the year. Dawson's Subscription Business, which was acquired by RoweCom in October 1999 by the purchase of certain assets of United Kingdom-based Dawson Information Services and all of the issued and outstanding capital stock of Dawson, Inc., has experienced similar seasonality. For a more detailed discussion of the seasonality of RoweCom's business, see "-Selected Quarterly Results of Operations."

Substantially all of RoweCom's expenses consist of the cost of the knowledge resources sold to its clients, which are variable, and sales and marketing, research and development and general and administrative expenses, which are relatively fixed. RoweCom's sales and marketing and research and development expenses have continually decreased over the past three quarters and general and administrative expenses have continually decreased over the past two quarters due to the realization of synergies from the various acquisitions and other cost-cutting measures RoweCom has undertaken. RoweCom's operating expenses are expected to continue to decrease over the near and medium-term. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. As a result, RoweCom may be unable to adjust operating expenses in a timely manner to compensate for any unexpected fluctuation or shortfall in revenue or gross profit. Any significant shortfall in gross profit in relation to RoweCom's fixed expenses would have an immediate adverse effect on RoweCom's results of operations.

RoweCom has entered into several strategic relationships and intends to continue to enter into strategic relationships that will further increase content and add new distribution channels. RoweCom expects that the terms of most strategic alliances will include some element of revenue sharing between the parties. See "Business Strategy-Develop Strategic Alliances." These strategic alliances have not generated material revenues to date and are not expected to generate material revenues in the short-term, if at all.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription

Services, Inc. for $5,923,000 in cash and 16,260 shares of RoweCom's common stock, which were valued at approximately $250,000.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies Pty. Ltd. for $1,486,596 in cash.

On October 4, 1999, pursuant to the terms of a purchase and sale agreement, dated as of September 16, 1999, between RoweCom, Dawson Holdings PLC and certain other Dawson-affiliated entities, RoweCom acquired:

      o all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation; and

      o certain assets of United Kingdom-based Dawson Information Services Group relating to subscription services, a state-of-the-art, Web-based information searching and retrieval tool, and library information management software and services.

The acquired Dawson group included over 20,000 clients, 500 employees and operations in nine locations: Folkestone, United Kingdom; Paris, France; Madrid, Spain; London, Ontario; Montreal, Quebec; Westwood, Massachusetts; Oregon, Illinois; Carlsbad, California; and Chantilly, Virginia.

During 1999, RoweCom paid net consideration of $34.0 million in cash and issued approximately 94,000 shares of RoweCom's common stock, which were valued at $1.7 million, and paid acquisition costs of $2.3 million, as part of an aggregate net consideration of approximately $35.7 million. An additional $6.1 million of acquisition costs were paid during 2000. Under the terms of the purchase agreement, RoweCom issued an additional 465,300 shares of RoweCom common stock in May 2000, at a price per share of approximately $22.98, totaling approximately $10.7 million as part of the purchase price for the acquisition, after making an adjustment based upon profit calculations for the period from the completion of the acquisition to December 31, 1999.

RoweCom has historically experienced seasonal fluctuations in revenues because a significant portion of RoweCom's revenues have been generated in the fourth quarter of each year when most subscriptions are purchased or renewed by RoweCom's clients. As a result of the seasonal nature of RoweCom's cash flows, RoweCom has to rely to a greater extent on bank financing and lines of credit and other sources of liquidity to cover current expenses during such periods.

RoweCom's Gross Margin. RoweCom's gross margin has increased in each of the past four years from 1.06% in 1996 to 8.94% for the year ended
December 31, 2000. The gross margin reflects:

      o     the mix of products purchased by RoweCom's clients;

      o     the discount rates RoweCom is able to obtain from publishers; and

      o     RoweCom's pricing structure.

The gross margin has primarily improved due to the fact that the companies acquired by RoweCom have historically shown higher gross margins than RoweCom.

Pricing. RoweCom generally purchases publications from publishers at a discount from the list price. These discounts vary widely from an average of 5% on high-priced scientific, technical and medical publications, whose average selling price is hundreds of dollars, to 80% for lower-priced general interest and large circulation magazines, whose average selling price is below $30. Until the fourth quarter of 1998, RoweCom's pricing strategy had been to pass the discount provided by the publisher on to the buyer and retain only a flat fee for each subscription sold. This aggressive pricing strategy was aimed at gaining market share quickly and establishing the RoweCom brand, but led to lower than industry average gross margins.

In the first quarter of 1999, RoweCom began retaining a portion of the discounts it obtains from publishers on serials instead of passing such discounts on to customers, as it had done in the past. Dawson's Subscription Business also follows this pricing strategy.

Product Mix. RoweCom's library services team is focused on simplifying and enhancing the centralized purchasing process for librarians and knowledge managers and accounts for approximately 99% of total revenues for the year ended December 31, 2000. High quality personal service, comprehensive management reporting and the latest Web technology are utilized to manage and consolidate print and online serial subscriptions. RoweCom's innovative services were designed by information professionals to simplify the increasingly complex set of tasks associated with the acquisition and management of information resources. By providing a variety of services, including e-journal strategies, subscriber management, electronic data interface ("EDI") solutions, and a true working partnership, RoweCom helps clients meet their knowledge resource needs more effectively. RoweCom's desktop services facilitate decentralized purchasing of knowledge resources by businesses and their employees and accounts for approximately 1% of total revenues for the year ended December 31, 2000. kStore revenues have increased from $2.9 million in 1999 to $5.8 million in 2000, an increase of 100%. RoweCom believes that while library services will remain relatively stable, the desktop services will grow. RoweCom also believes that its focus on corporate desktop purchases will result in increased sales of lower-priced items on which RoweCom retains a higher percentage of the sales price. RoweCom's kStore is specifically designed to allow decentralized desktop purchases with centralized approval and reporting. This feature, combined with favorable pricing on lower-priced items and books, should increase sales of lower priced knowledge resources. RoweCom has also begun to focus on e-procurement software, which is a far reaching generic solution that allows purchasing organizations to automate their processing of transactions among their members and all the products or services offered within their organizations. Dedicated procurement software on the users' desktops provide access to multiple suppliers' e-catalogs that are hosted by the company using the e-procurement software or linked through the Internet to the suppliers' sites. Both kStore and kLibrary are custom procurement applications dedicated to the unique requirements of knowledge resource service, acquisition and management. RoweCom has recognized an immaterial amount of revenue to date from e-procurement as it has only recently become an accredited supplier to the above named e-procurement software vendors.

Greater Discounts. RoweCom believes that the increasing volume of sales by RoweCom will increase the buying power of RoweCom and possibly allow RoweCom to negotiate higher discounts from publishers on the items RoweCom sells. This will provide the opportunity for higher gross margins and improved pricing. Management cannot be certain, however, that RoweCom's sales volumes will continue to increase or that RoweCom will be able to obtain greater discounts, or that any such changes will have a positive effect on RoweCom's gross margin.

Results of Operations

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

The results of operations for the year ended December 31, 1999 include only three months of revenues and expenses associated with the Dawson Subscription Business due to the fact that the acquisition occurred in October 1999, whereas, the year ended December 31, 2000, includes a full year of revenues and expenses associated with the acquired Dawson Subscription Business.

Revenues. Revenues for the year ended December 31, 2000 were $347.6 million, as compared to $307.6 million for the year ended December 31, 1999, an increase of $40.0 million or 13%. Transaction volume for the year ended December 31, 2000 also increased significantly by 21% from the year ended December 31, 1999 from 1.4 million to 1.7 transactions. The increase in revenue was seen throughout all of RoweCom's geographic regions, including North America, France, the United Kingdom, and all other international subsidiaries. Growth in all geographic regions is expected to continue during the year 2001. These increases resulted primarily from growth in RoweCom's client base, particularly related to the acquisition of Dawson. During 2000, as discussed below in Liquidity and Capital Resources, RoweCom had difficulty in obtaining lines of credit to support the United States operation due to RoweCom's deteriorating credit condition. As a result, RoweCom did not finalize RoweCom's United States line of credit until February 2001, which required a deferral of revenue of approximately $53.0 million. RoweCom placed the customer orders with the publishers and sent the corresponding payments to the publishers immediately upon obtaining the line of credit. The $53.0 million in revenue deferred during the fourth quarter of 2000 will therefore be recorded during the first quarter of 2001. No material disruptions to client service have occurred as a result of this deferral. The majority of RoweCom's fourth quarter orders are comprised of renewals and not new orders. Therefore, most clients continued to receive their subscriptions and did not experience any disruption in service. As a result of this deferral, revenues for the first quarter of 2001 are expected to be higher than historical levels.

Cost of Revenues. Cost of revenues in the year ended December 31, 2000 were $316.5 million as compared to $286.9 million during the year ended December 31, 1999, an increase of $29.6 million or 10%. As a percentage of revenues, cost of revenues decreased to 91% during the year ended December 31, 2000 as compared to 93% in the year ended December 31, 1999. This improvement was primarily due to the fact that the acquired Dawson Subscription Business has more favorable margins than the RoweCom business. RoweCom expects its margins for the year 2001 to remain consistent with the year 2000.

Sales and marketing. Sales and marketing expenses increased to $34.5 million during the year ended December 31, 2000 from $16.8 million in the year ended December 31, 1999, an increase of $17.7 million or 105%. This growth is primarily due to an increase of personnel as a result of the Dawson acquisition. Personnel expenses increased to approximately $21.2 million in the year ended December 31, 2000 from $10.2 million in the year ended December 31, 1999. Sales and marketing expenses have decreased sequentially during each of last three quarters during the year ended December 31, 2000. The decline in expense can be attributed to synergies realized from the Dawson acquisition. This includes items such as the consolidation of the sales and marketing departments and the realignment of the focus of RoweCom's sales and marketing departments. The termination of RoweCom's "distance selling program" and a cost containment program are two examples of RoweCom's efforts to reduce expenses. It is expected that these departments will continue to recognize additional synergies, thereby further reducing the level of expenses from the level reported in the fourth quarter of the year ended December 31, 2000. The decreased level of expenditures is expected in all geographic areas, with the exception of France, where certain administrative functions of RoweCom's European operations are being consolidated.

Research and development. Research and development expenses increased to $9.9 million in the year ended December 31, 2000 from $5.4 million in the year ended December 31, 1999, an increase of $4.5 million or 84%, primarily as a result of costs incurred in an effort to integrate new content into RoweCom's catalog, to enhance the user interface and functionality of the kStore and kLibrary, to develop services designed to process information using standard Electronic Data Interchange transactions, as defined for the the serials and periodicals industry, and to create XML transactions to interface with other leading e-commerce providers. Research and development expenses decreased each quarter during the year ended December 31, 2000, mainly due to reductions in staff. Research and development expenses are expected to remain constant during 2001, as compared to the level reported in the fourth quarter of 2000.

General and administrative. General and administrative expenses increased to $13.9 million in the year ended December 31, 2000 compared to $9.5 million in the year ended December 31, 1999, an increase of $4.4 million or 47%. This increase can be primarily attributed to growth in average headcount in the administrative, finance and human resources departments related to the Dawson acquisition. General and administrative expenses have also decreased each quarter during the year ended December 31, 2000. This can be attributed to reductions in staff, and continuous efforts made to lower overall expenses in these areas. General and administrative expenses are expected to remain constant during 2001, as compared to the level reported in the fourth quarter of 2000.

Amortization of Goodwill and Intangibles. Goodwill amortization was $8.9 million in the year ended December 31, 2000 compared to $2.7 million in the year ended December 31, 1999. As a result of the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd., and Dawson's Subscription Business, approximately $56.0 million in goodwill and intangibles were recorded and are being amortized over a range of 3 to 10 years from the date of such acquisitions.

Charge for Impairment of Intangible Assets

During the fourth quarter of 2000, RoweCom identified certain factors suggesting that the carrying value of certain long-lived assets may be impaired. These factors included a significant decline in the market value of RoweCom's common stock price relative to the stock price at the time of the acquisition of the Dawson Subscription Business and current period losses combined with a decline in the projected revenues and cash flows of the Dawson business. RoweCom's current estimates of the undiscounted future cash flows of the Dawson Subscription Business were not sufficient to cover the carrying amount of the intangible assets for the United States and Canadian operations. As a result, these long-lived assets were written down to their fair value, estimated using a discounted cash flow analysis at the geographic operating entity level, resulting in an intangible asset impairment charge of $30.1 million. The charge was determined by assessing the fair value of the intangible assets relative to the carrying value of the intangibles. The remaining intangible assets will be amortized over their remaining estimated useful lives. Amortization expense is expected to approximate $1.6 million per year through 2010. The impairment charge did not result in a reduction to the carrying value of property and equipment. Prior to the fourth quarter of 2000, RoweCom believed that the value of the Dawson intangibles was consistent with the values assigned at the time of the acquisition.

Interest and Other Income (Expense), net. Interest expense was $5.4 million for the year ended December 31, 2000 as compared to interest income of $600,000 for the year ended December 31, 1999. The 2000 period expense is primarily a result of the amortization of the discount related to certain debt financings and interest paid on the notes held by Promethean, RAM Capital, and the promissory notes issued in May 2000. The discount resulted primarily from warrants issued to debt holders and certain embedded beneficial conversion features.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2000 was $3.7 million as compared to $1.5 million for the year ended December 31, 1999. The provision has been recorded to provide for taxes on RoweCom's profitable entities located in foreign jurisdictions.

Extraordinary item. During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion. During October 2000, RoweCom recorded an additional extraordinary loss of $2.2 million incurred in connection with the extension of the maturity date on certain of its $6.2 million promissory notes issued in May 2000.

Cumulative effect of change in accounting principle. During November 2000, the Emerging Issues Task Force reached a consensus on EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," regarding the accounting for securities with beneficial conversion features. EITF 00-27 requires the use of the effective conversion value, which is the amount allocated to the convertible instrument based on the relative fair values of each financial instrument issued, to compute the intrinsic value (defined as the amount by which the market price of the underlying stock exceeds the conversion price), if any, of an embedded conversion feature. Historically, RoweCom calculated the intrinsic value of an embedded conversion feature using the specified conversion price stated in the instrument. EITF 00-27 requires retroactive application for all transactions entered into prior to November 16, 2000. During the fourth quarter of 2000, RoweCom adopted the provisions of EITF 00-27 which was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change in accounting principle resulted in a charge to operations of $2.5 million or $0.21 per share.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Revenues. Revenues for the year ended December 31, 1999 were $307.6 million, as compared to $19.1 million for the year ended December 31, 1998, an increase of $288.6 million or 1,511%. This increase resulted primarily from increased sales per client and growth in RoweCom's client base, particularly related to the acquisition of Dawson. Transaction volumes for the year ended December 31, 1999 also increased significantly by 2,888% from the year ended December 31, 1998 from 48,000 to 1.4 million transactions, primarily due to volume increases related to the Dawson acquisition. The average selling price per transaction for the year ended December 31, 1999 was $214 as compared to $396 during the year ended December 31, 1998.

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

Research and development. Research and development expenses increased to $5.4 million in the year ended December 31, 1999 from $1.6 million in the year ended December 31, 1998, an increase of $3.7 million or 231%, primarily as a result of increased staffing and associated costs incurred in an effort to integrate new content into RoweCom's catalog, to enhance the user interface and functionality of the kStore, and to develop the transaction processing systems. Consulting fees in connection with these improvements increased to $734,000 during the year ended December 31, 1999 from $376,000 in the year ended December 31, 1998.

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

Liquidity and Capital Resources

The financial statements of RoweCom are presented on a going concern basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. RoweCom recorded a net loss of $84.0 million for the year ended December 31, 2000. As of December 31, 2000, RoweCom had cash and cash equivalents of $26.6 million, a working capital deficit of $24.9 million, $29.0 million of seasonal short-term debt and long-term debt of $6.1 million.

These factors raise substantial doubt about RoweCom's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or to the classification of liabilities that may be necessary if RoweCom is unable to continue as a going concern. RoweCom's continuation as a going concern is dependent upon its ability to raise additional capital and to generate sufficient cash flows from operations to meet its obligations on a timely basis.

RoweCom is continuing to identify and implement actions to improve
RoweCom's liquidity. Anticipated reductions in operating expenses are expected to be achieved through additional synergies from the acquisitions in the prior year, including, but not limited to: the closing of several offices, a reduction in headcount, and the consolidation of back-office systems. As a result of these actions and the expected continuing growth in revenues, management anticipates that RoweCom will generate positive cash flow from operations for the fiscal year 2001.

RoweCom requires additional capital to operate RoweCom's business. Management is seeking additional long-term debt financing and equity investments. There can be no assurance that additional capital will be available on reasonable terms, if at all. Additional equity investments at this time would create significant dilution for existing shareholders.

To date, RoweCom has been able to obtain financing to support its operations. RoweCom currently has seasonal lines of credit available in the United States up to $25 million, France up to 253 million French Francs ($36.1 million), and United Kingdom of (pound)4.5 million ($6.7 million). These lines of credit expire between May 2001 and August 2001. In addition, RoweCom has been able to obtain several loans, including a $4 million six-month convertible debenture, $9 million in one year Floating Rate Senior Secured Notes, and $6 million in two-year promissory notes from related parties. On March 12, 2001, RoweCom received a waiver from Montrose Investments Ltd., extending the due date on its $4 million six-month convertible debenture until March 14, 2001. On March 14, 2001 RoweCom paid the $4 million convertible debenture from Montrose Capital, including the accrued interest. Funds to pay this loan were received from extensions on the existing lines of credit in France, for a total of (euro) 4 million from four separate notes, each for (euro) 1 million ($1.1 million), on March 9, 2001. All four extensions mature on April 30, 2001, and are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and Rowecom Faxon Taiwan-Hong Kong, all wholly owned subsidiaries of RoweCom. RoweCom is negotiating with current lenders to obtain a (euro) 4 million five year loan. Funds from this loan, if obtained, will be used to pay off the four (euro) 1 million extensions of credit by the due date, April 30, 2001. However, RoweCom can not guarantee that its attempts at obtaining a long-term loan will be successful. If RoweCom is unable to obtain the long-term loan it may be able to payoff the four (euro) 1 million extensions with existing cash on hand, however, this may substantially impact RoweCom's short-term liquidity and potentially impact the timeliness of payments on other short-term liabilities. If RoweCom is unable to pay off the four (euro) 1 million extensions of credit and all accrued interest by April 30, 2001, the noteholders will own 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and RoweCom Faxon Taiwan-Hong Kong.

If RoweCom is able to pay off the four (euro) 1 million lines of credit, existing credit facilities are not expected to be sufficient to cover liquidity requirements after December 2001; and RoweCom will face the prospect of not having adequate funds to operate its business. There can be no assurance that additional credit facilities can be arranged by December 2001, in which case RoweCom would be unable to make full payments to all of the publishers on behalf of those clients who have not paid RoweCom. In that event, RoweCom would nevertheless continue to send those orders to the publishers and attempt to negotiate with publishers a schedule of payment for those clients that have not paid for their orders in advance.

As discussed in the Overview, RoweCom has historically experienced seasonal fluctuations in revenues because approximately three quarters of RoweCom's revenues have been generated in the fourth quarter of each year, the time when most institutional subscriptions are purchased or renewed. As such, RoweCom makes substantial additional expenditures in the fourth quarter as RoweCom generally pays publishers by mid-December of each year, while the majority of our outstanding receivables from clients are paid in the first quarter of the following year. As a result of this seasonal nature of RoweCom's cash flows, RoweCom relies on bank financing and lines of credit to cover current operating expenses during this period. During 2000, RoweCom had difficulty in obtaining a line of credit to support the United States operation due to RoweCom's credit condition. As a result, RoweCom did not finalize RoweCom's United States line of credit until February 2001, which resulted in the deferral of revenue of approximately $53.0 million from the fourth quarter of 2000 to the first quarter of 2001. (Refer to the revenue section under "The Year Ended December 31, 2000 versus The Year Ended December 31, 1999.)

Net cash provided by operating activities was $42.1 million for the year ended December 31, 2000 as compared to net cash used in operating activities of $111.9 million for the year ended December 31, 1999. Cash provided for the year ended December 31, 2000 resulted primarily from a net loss of $84.0 million, adjusted for non-cash expenses of approximately $54.6 million. The significant changes in operating assets and liabilities that provided cash included an increase in deferred revenue and customer advances of $20.6 million, an $11.5 million increase in accounts payable, and a decrease in accounts receivable of $40.5 million. Cash used in operating activities for the year ended December 31, 1999 was primarily attributable to a net loss of $15.0 million, an increase in accounts receivable of $80.5 million, and a $71.6 million decrease in deferred revenue.

Net cash used in investing activities for the year ended December 31, 2000 was $9.2 million, as compared to $6.8 million for the year ended December 31, 1999. Cash used for the purchase of property and equipment was $3.2 million and cash used in finalizing the acquisitions of Corporate Subscription Services, Inc. and Dawson's Subscription Business was $6.1 million for the year ended December 31, 2000. Cash used for the acquisitions of Corporate Subscription Services, Inc., International Subscription Agencies Pty. Ltd., and Dawson's Subscription Business net of cash acquired, was $5.1 million for the year ended December 31, 1999.

Net cash used in financing activities was $21.3 million for the year ended December 31, 2000, as compared to net cash provided by financing activities of $115.3 million for the year ended December 31, 1999. Proceeds from loans were $88.2 million and loan repayments were $113.9 million for the year ended December 31, 2000. In December 2000, RoweCom entered into an agreement for the sale and subsequent lease-back of its Westwood, Massachusetts, facility. Under the terms of the agreement, RoweCom received cash proceeds of approximately $4.2 million on the sale and also entered into a seven year lease agreement with annual rent payments of approximately $585,000. During the year ended December 31, 1999, proceeds from RoweCom's initial public offering, net of underwriting discounts and offering costs, were $51.6 million, proceeds from loans were $41.2 million, and proceeds from the issuance of convertible debt, net of offering costs, was $19.2 million. Prior to the initial public offering, RoweCom financed its operations primarily through sales of its equity securities in private placements. At December 31, 2000, RoweCom had cash and cash equivalents of $26.6 million, a working capital deficit of $24.9 million, debt of $35.1 million, of which $6.1 million is long-term, and stockholders' deficit of $1.8 million.

In May 2000, in accordance with the Dawson purchase agreement, an additional 465,300 shares were issued, which were valued at approximately $10.7 million. The value of the shares increased the intangible assets associated with the Dawson purchase.

Issuance of Convertible Notes, Promissory Notes, Common Stock and Common Stock Purchase Warrants

In September 2000, RoweCom issued a six-month convertible debenture in the original principal amount of $4.0 million. The terms of the debenture provided for conversion into shares of common stock at a conversion price of $5.884 per share. Conversion was at the holder's option, or if the closing bid price of RoweCom's stock exceeds $8.826 for 20 consecutive trading days, at RoweCom's option. The notes contain a beneficial conversion feature related to the ability to convert at less than fair market value and therefore, a portion of the proceeds from the issuance of the convertible debt equal to the intrinsic value of the beneficial conversion feature of approximately $1.0 million, has been allocated to additional paid-in capital. RoweCom also issued 135,958 common stock purchase warrants with an exercise price of $7.268 per share. These warrants have a five-year term and are exercisable at the holder's option. The placements will result in a monthly beneficial conversion charge of approximately $163,000 for the six-month redemption period, resulting in a total charge of approximately $1.0 million. Additionally, RoweCom will incur a warrant value discount charge of approximately $196,000 monthly, for the six-month debt term, resulting in a total charge of approximately $1.2 million. The notes are carried net of discount related to the conversion feature and warrants of approximately $2.2 million. Amortization of the discount, which is recorded as interest expense, totaled approximately $1.3 million for the year ended December 31, 2000. RoweCom filed a registration statement on Form S-3 on October 5, 2000, which became effective on October 16, 2000. In addition, RoweCom issued 1.5 million Class A common stock purchase warrants having a term of one year and two business days. During the first year that the Class A warrants are outstanding, they may be exercised only if called by RoweCom, at a floating exercise price equal to 92% of the average closing bid price of a share of RoweCom stock on the two trading days preceding exercise, subject to a maximum exercise price of $20. These warrants expire if not exercised when called. On the final two business days that they are outstanding, the Class A warrants are exercisable at the holder's option at an exercise price of $20 per share. RoweCom's rights to call the Class A warrants are subject to certain restrictions, including volume limitations based on the trading volume in RoweCom's stock.

In May 2000, certain RoweCom shareholders and directors made available funds to repay the convertible notes' principal through the issuance of one-year promissory notes with an aggregate principal amount of $6.2 million. Additionally, 617,500 stock purchase warrants were issued with an exercise price of $5.00. The warrants expire 10 years from the date of issuance. The one-year promissory notes are carried net of the warrant discount of approximately $2.3 million. Amortization of the warrant discount, which is recorded as interest expense, totaled approximately $923,000 for 2000. RoweCom filed a registration statement on Form S-3 on June 30, 2000, which became effective on July 18, 2000. In October 2000, RoweCom negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002, from May 26,

2001. The lenders on the outstanding notes have received an additional 392,598 common stock purchase warrants with an exercise price of $2.34 in connection with the maturity date extension.

In October 1999, RoweCom entered into a Securities Purchase Agreement with two investors under which RoweCom issued and sold notes convertible into RoweCom common stock in the aggregate principal amount of $20.0 million and warrants to purchase up to 224,000 shares of RoweCom's common stock at an exercise price of approximately $27.50 per share. The sale of the convertible notes and the warrants generated net proceeds of approximately $19.2 million for RoweCom. RoweCom also granted the investors certain rights to require the registration under applicable securities laws of the shares of RoweCom common stock issuable upon conversion of the notes and exercise of the warrants. RoweCom filed a registration statement on Form S-3 on March 16, 2000, which became effective on April 20, 2000. Between May 23 and May 26, 2000, the two holders converted approximately $5.7 million of principal and interest into an aggregate of approximately 1.5 million shares. On May 30, 2000, RoweCom negotiated an agreement with the two holders of the convertible notes to redeem their outstanding balances. On June 12, 2000, RoweCom completed the redemption of the convertible notes. A portion of the $16.1 million used to redeem the notes, including conversion premium and accrued interest, came from the issuance of promissory notes of $6.2 million.

Revolving Lines of Credit.

In March 2001, RoweCom's wholly owned French subsidiary, RoweCom France S.A.S. obtained extensions on its current lines of credit from Credit Lyonnais, Banque Nationale de Paris, Barclays Bank, and Banque Populare Region Quest de Paris, each for (euro) 1 million ($1.1 million). All four extensions mature on April 30, 2001, and are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and Rowecom Faxon Taiwan-Hong Kong, all wholly owned subsidiaries of RoweCom.

In February 2001, RoweCom obtained a $25 million line of credit for its United States subsidiaries with Fleet Capital. The line of credit is collateralized by the receivables of RoweCom's United States operating subsidiaries and certain other assets. The line of credit bears interest at the rate of prime plus 2% and expires on May 31, 2001.

In January 2001, RoweCom closed $9 million in floating rate senior secured notes from several suppliers. The notes are due on December 28, 2001, and interest is payable upon maturity of the loan at a rate of prime plus 1%. The notes are subordinated to all revolving lines of credit of RoweCom and are collateralized by substantially all of RoweCom's trade accounts receivables and certain other assets.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 98.0 million French Francs through and including April 30, 2001; 52.0 million French Francs from May 1, 2001 through and including June 30, 2001; and 13.0 million French Francs from July 1, 2001 through and including August 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) plus 0.55%. The line of credit also provides for a 10.0 million French Franc daily overdraft and expires on August 31, 2001. Outstanding borrowings at December 31, 2000 were $5.6 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 82.0 million French Francs through and including April 15, 2001; 60.0 million French Francs from April 16, 2001 through and including June 15, 2001; and 15.0 million French Francs from June 16, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 120% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) or a minimum of 5.75% plus 0.55%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at December 31, 2000 were $9.6 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 100.0 million French Francs through and including March 31, 2001; 55.0 million French Francs from April 1, 2001 through and including May 31, 2001; and 13.0 million French Francs from June 1, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at December 31, 2000 were $9.5 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit for 45.0 million French Francs. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable invoices greater than or equal to 1.0 million French Francs, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on March 31, 2001. Outstanding borrowings at December 31, 2000 were $1.3 million.

In December 1999, RoweCom's wholly owned French subsidiary established a line of credit for 80.0 million French Francs. Borrowing under the facility is limited to 110% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.55%. The line of credit will be reduced to 35.0 million French Francs after April 1, 2000 and will expire on June 16, 2000. The outstanding borrowings and accrued interest were paid in full in June 2000.

In December 1999, three wholly owned subsidiaries of RoweCom's wholly owned United States subsidiary entered into a revolving line of credit, which permitted a maximum borrowing capacity as follows: $35.0 million through and including January 31, 2000; $25.0 million from February 1, 2000 through and including February 29, 2000; $15.0 million from March 1, 2000 through and including March 31, 2000; $10.0 million from April 1, 2000 through and including April 30, 2000; and $5.0 million from May 1, 2000 through and including May 30, 2000. All revolving amounts were due on or before May 31, 2000. Outstanding borrowings under the revolving credit facility bore interest at a variable rate of prime (8.50% at December 31, 1999), compounded daily. Interest was payable on the last business day of each month. The line of credit was secured by a lien on all of the assets, accounts receivable and after acquired property of the three subsidiaries. The outstanding borrowings and accrued interest were paid in full in April 2000.

In November 1999, RoweCom's wholly owned French subsidiary entered into a credit facility that permits a maximum borrowing of 100.0 million French Francs. The line of credit is for unlimited duration and bears interest at the bank's rate (3.20% at December 31, 1999) plus 1%. The line of credit also provides for a 100.0 million French Franc daily overdraft that is available from November 1 to May 31 each year, and bears interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.50%. The outstanding borrowings and accrued interest were paid in full in June 2000.

In October 1999, RoweCom's wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to (pound)3.0 million. The line of credit was collateralized by the subsidiary's accounts receivable. In addition, RoweCom guaranteed the loan up to an aggregate of (pound)5.4 million. The line of credit was available to the borrower until April 2, 2000 and bore interest at the rate of the bank's base rate, LIBOR (3.21% at December 31, 1999) plus 1%. In May 2000, the revolving line of credit was renewed for one year and increased to up to (pound)4.5 million bearing interest at the rate of the bank's base rate, LIBOR (4.84% at December 31, 2000). There were no outstanding borrowings at December 31, 2000.

In October 1999, RoweCom's wholly owned French subsidiary entered into a credit agreement for an initial 70.0 million French Franc line of credit that was reduced on February 29, 2000 to a 30.0 million French Franc line of credit. The line of credit was available from December 1, 1999 to May 31, 2000 and bore interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.40%. The facility was guaranteed by RoweCom, which agreed to maintain 100% ownership of the subsidiary at all times while any amounts were outstanding under the facility, which terminated December 31, 2000. The outstanding borrowings and accrued interest were paid in full in June 2000.

Selected Quarterly Results of Operations

The following tables present unaudited quarterly consolidated statement of operations data for each of the four quarters during the years ended 2000 and 1999. In management's opinion, this information has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this document, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present a fair statement of unaudited quarterly results. The quarterly data should be read in conjunction with the audited consolidated financial statements of RoweCom and the notes thereto appearing elsewhere in this document.

                                                                                              December 31, 2000

                                                                                             Three Months Ended
                                                                                              -----------------
                                                                             March 31       June 30       Sept. 30        Dec. 31
                                                                             --------       -------       --------        -------
Revenues ..............................................................     $  51,787      $  38,855      $  41,241      $ 215,698
   Cost of revenues ...................................................        47,340         34,836         36,946        197,376
                                                                            ---------      ---------      ---------      ---------
      Gross profit ....................................................         4,447          4,019          4,295         18,322
Operating expenses:
   Sales and marketing ................................................         8,671          9,737          8,314          7,782
   Research and development ...........................................         2,961          2,908          2,634          1,358
   General and administrative .........................................         4,162          3,442          3,961          2,322
   Amortization of goodwill and intangibles ...........................         1,613          1,855          2,020          3,432
   Charge for the impairment of intangible assets .....................            --             --             --         30,082
                                                                            ---------      ---------      ---------      ---------
      Total operating expenses ........................................        17,407         17,942         16,929         44,976
                                                                            ---------      ---------      ---------      ---------
        Loss from operations ..........................................       (12,960)       (13,923)       (12,634)       (26,654)
Interest and other income (expense), net ..............................        (1,821)          (902)        (1,670)          (961)
                                                                            ---------      ---------      ---------      ---------
        Loss before income taxes, extraordinary item and cumulative
        effect of change in accounting principle ......................       (14,781)       (14,825)       (14,304)       (27,615)
Provision for income taxes ............................................           220            249            247          2,945
                                                                            ---------      ---------      ---------      ---------
Loss before extraordinary item and cumulative
effect of change in accounting principle ..............................       (15,001)       (15,074)       (14,551)       (30,560)
Extraordinary loss ....................................................            --         (4,087)            --         (2,224)
                                                                            ---------      ---------      ---------      ---------
Loss before cumulative effect of change in
accounting principle...................................................       (15,001)       (19,161)       (14,551)       (32,784)
                                                                            ---------      ---------      ---------      ---------
Cumulative effect of change in accounting principle ...................            --             --             --         (2,484)
                                                                            ---------      ---------      ---------      ---------
        Net loss ......................................................     $ (15,001)     $ (19,161)     $ (14,551)     $ (35,268)
                                                                            ---------      ---------      ---------      ---------
Basic and diluted net loss per share
(before extraordinary item and accounting change) .....................     $   (1.44)     $   (1.34)     $   (1.17)     $   (2.46)
Basic and diluted net loss per share
(of extraordinary item) ...............................................            --      $    (.36)            --      $    (.18)
Basic and diluted net loss per share
(before cumulative effect of accounting change) .......................     $   (1.44)     $   (1.71)     $   (1.17)     $   (2.64)
Basic and diluted net loss per share
(of cumulative effect of accounting change) ...........................            --             --             --      $    (.20)
Basic and diluted historical net loss per share .......................     $   (1.44)     $   (1.71)     $   (1.17)     $   (2.84)
Shares used in computing basic and diluted net loss per share..........        10,386         11,212         12,395         12,401

                                                                                    December 31, 1999

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                   March 31       June 30       Sept. 30        Dec. 31
                                                                  ---------      ---------      ---------      ---------
Revenues ....................................................     $   1,699      $   1,981      $   9,479      $ 294,445
   Cost of revenues .........................................         1,527          1,868          8,930        274,528
                                                                  ---------      ---------      ---------      ---------
      Gross profit ..........................................           172            113            549         19,917
Operating expenses:
   Sales and marketing ......................................         1,894          2,653          3,525          8,748
   Research and development .................................           818          1,027            882          2,641
   General and administrative ...............................           725          1,172          1,643          5,917
   Stock based compensation .................................            --             --            656           (137)
   Amortization of goodwill and intangibles .................            --            204            699          1,818
                                                                  ---------      ---------      ---------      ---------
      Total operating expenses ..............................         3,437          5,056          7,405         18,987
                                                                  ---------      ---------      ---------      ---------
        Loss from operations ................................        (3,265)        (4,943)        (6,856)           930
Interest and other income, net ..............................           251            817            605         (1,098)
                                                                  ---------      ---------      ---------      ---------
        Loss before income taxes.............................        (3,014)        (4,126)        (6,251)          (168)
Provision for income taxes...................................              -            55              7          1,446
        Net loss.............................................       $(3,014)       $(4,181)       $(6,258)       $(1,614)
                                                                  ---------      ---------      ---------      ---------
Accretion of dividends on redeemable preferred stock.........          (370)            --             --             --
                                                                  ---------      ---------      ---------      ---------
Net loss to common stockholders..............................       $(3,384)       $(4,181)       $(6,258)       $(1,614)
                                                                  =========      =========      =========      =========
Basic and diluted historical net loss per
  share .....................................................        $ (.93)         $(.41)         $(.62)         $(.16)
Shares used in computing basic and diluted
  net loss per share.........................................         3,619         10,090         10,116         10,299


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS, ALONG WITH THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES THAT MAY AFFECT ROWECOM. ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO ADVERSELY AFFECT ROWECOM'S BUSINESS AND OPERATIONS. IF ANY OF THE FOLLOWING EVENTS ACTUALLY OCCUR, BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD LIKELY SUFFER, POSSIBLY MATERIALLY.

ROWECOM NEEDS ADDITIONAL CAPITAL TO OPERATE ROWECOM'S BUSINESS.

RoweCom requires additional capital to operate RoweCom's business, however, RoweCom cannot assure you that any required capital will be available on commercially reasonable terms, if at all, at the time RoweCom requires it. RoweCom requires $10 million in equity financing, the conversion of a portion of its short-term debt to long-term debt, and seasonal lines of credit in place for the significant fourth quarter ordering season by December 2001 in order to avoid any disruption to client service. If RoweCom does not succeed in raising additional capital when RoweCom needs it, RoweCom's business, operations and prospects will suffer materially and adversely. On April 30, 2001, RoweCom must pay off the four (euro) 1 million extensions of credit and all accrued interest. If RoweCom is unable to pay off the four (euro) 1 million extensions of credit and all accrued interest by April 30, 2001, it will lose 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and RoweCom Faxon Taiwan-Hong Kong. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ROWECOM'S COMMON STOCK MAY NOT CONTINUE TO BE LISTED ON THE NASDAQ.

Our common stock is listed on the Nasdaq National Market ("Nasdaq"). To remain listed on this market, we must meet Nasdaq's listing maintenance standards and abide by Nasdaq's rules governing listed companies. The Nasdaq has established two listing standards for continued listing on the Nasdaq. RoweCom currently does not meet either standard. The first standard requires a minimum bid price of $1 if other various standards are met, including net tangible assets which total at least $4 million. The second standard requires a minimum bid price of $5 for companies which do not have net tangible assets of at least $4 million. RoweCom has not had net tangible assets of at least $4 million since the second quarter of 2000 and RoweCom's stock price has not closed above $5.00 since September 15, 2000.

On March 29, 2001, RoweCom received notification from Nasdaq that RoweCom's common stock is not in compliance with Nasdaq continued listing requirements. RoweCom has until June 27, 2001, to comply with all marketplace rules, or Nasdaq will provide RoweCom with written notification that its securities will be de-listed. RoweCom has the right to appeal this decision to the Nasdaq Listing Qualifications Panel. RoweCom could not seek to list its stock on another exchange in the event it is de-listed from the Nasdaq, as it currently does not meet the requirements for listing on other stock exchanges, such as the Nasdaq SmallCap Market or the American Stock Exchange. If RoweCom's common stock was not listed or quoted on another market or exchange, trading of RoweCom's common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." However, the ability to be traded in the over-the-counter market is out of RoweCom's control. One of RoweCom's broker-dealers who sells and/or makes a market in RoweCom's securities would be required to apply for such listing at least thirty days prior to being listed. Trading on the over-the-counter market would make it more difficult to sell or obtain accurate quotations for the price of RoweCom's stock and would substantially decline the market liquidity of RoweCom's common stock. If RoweCom is not listed on the over-the-counter market, there would be no public market for RoweCom's common stock.

ROWECOM HAS A LIMITED OPERATING HISTORY AND IS SUBJECT TO THE RISKS OF START-UP COMPANIES.

RoweCom's prospects are subject to the risks and uncertainties frequently encountered in the new and rapidly evolving markets for Internet products and services. These risks include:

         o the failure to maintain RoweCom's leadership position through enhancement of RoweCom's services and catalog of magazines, newspapers, journals and e-journals, books and other knowledge resources;

         o the failure to significantly and rapidly increase RoweCom's client base;

         o the development by competitors of services similar or superior to the services RoweCom offers;

         o the failure to increase penetration of RoweCom's existing client base;

         o the failure of businesses to widely adopt intranets and the Internet as means for purchasing subscriptions and books; and

         o the inability to identify, attract, retain and motivate qualified personnel.

RoweCom may not be successful in addressing these risks and RoweCom's failure to do so could have a material adverse effect on RoweCom's future results of operations and financial condition.

ROWECOM HAS A HISTORY OF LOSSES AND WILL PROBABLY CONTINUE TO INCUR NET
LOSSES.

RoweCom has not achieved profitability on a quarterly or an annual basis to date and anticipates that RoweCom will continue to incur net losses for at least the near to medium-term. At December 31, 2000, RoweCom had an accumulated deficit of $113.3 million. Although RoweCom has experienced revenue growth in recent periods through the completion of acquisitions, RoweCom's revenues may not continue at their current level or increase in the future. Management establishes RoweCom's expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on expected future revenues. To the extent that these expenses are not promptly followed by increased revenues, RoweCom's future results of operations and financial condition could be materially and adversely affected.

ROWECOM'S QUARTERLY REVENUES ARE LIKELY TO FLUCTUATE, WHICH MAY HAVE AN IMPACT ON ROWECOM'S STOCK PRICE.

RoweCom's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, RoweCom's operating results may fall below market expectations in some future quarters, which could have a material adverse effect on the market price of RoweCom's stock. Delays in client orders can cause RoweCom's revenues and results of operations to significantly fluctuate from period to period. Quarterly fluctuations may also result from factors such as:

         o        timing of the finalization of RoweCom's credit facilities;

         o RoweCom's ability to enhance RoweCom's relationships with existing clients;

         o        RoweCom's ability to obtain new accounts;

         o        changes in RoweCom's operating expenses;

         o        changes in the mix of knowledge resources sold;

         o        increased competition; and

         o        general economic factors.

Based upon all of these factors, RoweCom believes that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Selected Quarterly Results of Operations."

ROWECOM'S GROWTH IN REVENUE IS NOT A RELIABLE INDICATOR OF ROWECOM'S
PROSPECTS.

The uncertain nature of the markets in which RoweCom competes makes the prediction of future results of operations difficult or impossible. Therefore, RoweCom's recent revenue growth should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. Management believes that period-to-period comparisons of RoweCom's results should not be relied upon as an indication of future performance.

ROWECOM MAY ISSUE ADDITIONAL SHARES WHICH WOULD REDUCE YOUR OWNERSHIP PERCENTAGE AND DILUTE THE VALUE OF YOUR SHARES.

Certain events over which shareholders have no control could result in the issuance of additional shares of RoweCom's common stock, which would dilute their ownership percentage in RoweCom. RoweCom is currently seeking long-term financing and an additional equity investment. RoweCom believes that any equity investment would result in RoweCom's common stock being subject to significant additional dilution to shareholders. RoweCom may issue additional shares of common stock or preferred stock to raise additional capital or to finance acquisitions. Furthermore, RoweCom may issue additional shares of common stock or preferred stock as a result of the exercise or conversion of outstanding options and warrants. As of December 31, 2000, there were outstanding warrants and options to acquire up to approximately 2,751,489 additional shares of common stock at prices ranging from $0.72 to $50.13 per share. If exercised, these securities will reduce existing shareholders' percentage ownership of common stock and could substantially dilute the value of your shares. In addition, the number of shares that may be issued upon conversion of the debentures could increase substantially if the market price of RoweCom's common stock decreases during the period the debentures are outstanding.

ROWECOM CURRENTLY RECEIVES SUBSTANTIALLY ALL OF ROWECOM'S REVENUES FROM A LIMITED NUMBER OF SERVICES.

RoweCom currently derives substantially all of RoweCom's revenues from the sale of knowledge resources, which RoweCom sells principally through RoweCom's desktop and library services. Any decline in demand for knowledge resources, an inability to integrate RoweCom's sales model into the companies RoweCom has recently acquired to efficiently sell knowledge resources, or an inability to penetrate new markets as a result of competition, technological change or other factors would have a material adverse effect on RoweCom's future results of operations and financial condition.

ROWECOM DEPENDS IN PART ON UNPROVEN STRATEGIC ALLIANCES FOR GROWTH.

RoweCom has entered into several important strategic alliances and RoweCom's prospects depend significantly upon the development of these relationships. These relationships are described under "Business Strategy-Develop Strategic Alliances." If these and any future strategic relationships into which RoweCom is able to enter do not generate significant levels of revenue, or are terminated or expire, RoweCom's ability to become profitable could be adversely affected to a material extent. RoweCom intends to continue to actively seek strategic partners and is relying on such partnerships to generate a significant portion of RoweCom's growth in the medium-term. RoweCom's strategic relationships, none of which have generated significant amounts of revenue, are as yet unproven.

If RoweCom's marketing and content arrangements with RoweCom's strategic partners were lessened, curtailed, or otherwise modified, RoweCom might not be able to replace or supplement such marketing efforts or the content provided by such partners alone or with other companies. If these partners, which do not currently compete with RoweCom, were to reduce their joint marketing activities with RoweCom, further develop and market their own business-to-business service for purchasing and managing the acquisition of subscriptions and books, or market such services developed by a competitor, RoweCom's business, results of operations and financial condition would be materially and adversely affected.

FUTURE ACQUISITIONS COULD HARM ROWECOM'S BUSINESS.

RoweCom evaluates potential acquisitions on an ongoing basis. Acquisitions pose many risks, including that:

         o RoweCom may not be able to compete successfully for available acquisition candidates, complete future acquisitions or accurately estimate the financial effect on RoweCom of any businesses that RoweCom acquires;

         o future acquisitions may require RoweCom to spend significant cash amounts or may decrease RoweCom's operating income;

         o RoweCom may have trouble integrating the acquired business and retained personnel;

         o acquisitions may disrupt RoweCom's business and distract RoweCom's management from other responsibilities; and

         o to the extent that any of the companies that RoweCom acquires fail, RoweCom's business could be harmed.

ROWECOM MAY HAVE DIFFICULTY IN MANAGING GROWTH.

RoweCom's business has grown rapidly in the last five years and must continue to do so in order for RoweCom to become profitable. Total revenues have increased from $324,000 in 1995 to $347.6 million in 2000. RoweCom's number of employees has grown from nine at December 31, 1995 to 719 at December 31, 2000, and the scope of RoweCom's operating and financial systems has expanded significantly. This recent rapid growth has placed and, if sustained, will continue to place, a significant strain on RoweCom's management and operations. Accordingly, RoweCom's future operating results will depend on the ability of RoweCom's officers and other key employees to continue to implement and improve RoweCom's operational, client support and financial control systems and effectively expand, train and manage RoweCom's employee base. RoweCom cannot be certain that RoweCom will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on RoweCom's future results of operations and financial condition.

AN INABILITY TO SUCCESSFULLY INTEGRATE ROWECOM'S DAWSON ACQUISITION COULD ADVERSELY AFFECT ROWECOM'S CURRENT OPERATIONS AND SUBJECT ROWECOM TO ADDITIONAL FOREIGN REGULATION.

On October 4, 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson, Inc., a Delaware corporation, and certain assets of U.K.- based Dawson Information Services Group from its publicly held parent, Dawson Holdings Plc. Dawson is engaged in the subscription services business, Web-based electronic information delivery and library information management software and services business. Integrating any newly acquired business or technologies is expensive and time-consuming. The acquired business had over 500 employees, an extensive customer base and a broad content offering. Accordingly, RoweCom cannot assure you that RoweCom will be able to integrate Dawson's business and operations successfully into RoweCom's own. In order to manage RoweCom's changing business, Dawson's management and other key employees must be assimilated into RoweCom's own existing structure. However, RoweCom cannot assure you that RoweCom will be successful in retaining and integrating Dawson's key employees. RoweCom's success depends largely on the ability of RoweCom's officers and key employees to operate effectively, both independently and as a group, and this ability may be impeded by the diversion of management's attention from other business concerns due to the Dawson acquisition. In addition, RoweCom cannot assure you that RoweCom's systems, procedures and controls will be adequate to support the expansion and integration of RoweCom's operations. In connection with the Dawson acquisition, RoweCom intends to make available an automated service to clients currently using traditional means of communicating their orders. RoweCom cannot assure you that RoweCom will not lose a substantial number of Dawson clients in the transition, which could lead to a decrease in Dawson's revenues.

RoweCom may not be able to operate the acquired business profitably, if at all. Since Dawson is based in the United Kingdom, with operations in France, Canada and Spain, RoweCom will become subject to the laws and regulations of various countries. RoweCom may not always be able to operate the international Dawson business if RoweCom cannot comply with changes in tax and regulatory policies. Even if RoweCom is able to comply, such compliance may be cost prohibitive, and may result in the cessation of some or all of Dawson's international operations.

Any failure to successfully integrate Dawson into RoweCom's business could materially delay or prevent RoweCom's ability to operate profitably.

ROWECOM MAY HAVE TROUBLE OPERATING SUCCESSFULLY INTERNATIONALLY AS ROWECOM INTEGRATES ROWECOM'S FOREIGN ACQUISITIONS.

A part of RoweCom's strategy is to continue to expand into foreign markets. RoweCom has only recently begun to develop localized versions of RoweCom's services and has little experience marketing and operating RoweCom's services internationally. It may be difficult for RoweCom to do so successfully in the future. In order to expand overseas, RoweCom has made strategic acquisitions and entered into relationships with foreign business partners. In the third and fourth quarters of 1999, RoweCom acquired certain operations of two foreign companies, Dawson Holdings Plc and International Subscription Agencies Pty. Ltd. and has become an international organization in a very short period of time. RoweCom may experience difficulty in managing international operations because of distance, as well as language and cultural differences, and there can be no assurance that RoweCom or RoweCom's future foreign business associates will be able to successfully market and operate RoweCom services in foreign markets. RoweCom also believes that, in light of substantial anticipated competition, it will be necessary to implement RoweCom's business strategy quickly in international markets to obtain a significant share of the market. For a description of the risks associated with potentially rapid growth, see the risk factors captioned "FUTURE ACQUISITIONS COULD HARM ROWECOM'S BUSINESS" and "ROWECOM MAY HAVE DIFFICULTY IN MANAGING GROWTH." In addition, RoweCom does not currently have the content necessary to conduct operations in many foreign markets. RoweCom is unlikely to be able to penetrate such markets unless RoweCom gains such content, either through partnerships with publishers or other content-providers in such markets, or possibly through additional acquisitions.

ROWECOM'S PROSPECTS DEPEND ON ROWECOM'S ABILITY TO SUCCEED AGAINST INTENSE COMPETITION IN THE KNOWLEDGE RESOURCE SALES MARKET.

The market for the sale of magazines, newspapers, journals and e-journals, books and other knowledge resources to businesses is intensely and increasingly competitive. RoweCom cannot be certain that RoweCom will maintain RoweCom's competitive position against current and potential competitors, especially the significant number of such competitors with greater name recognition and client bases and greater financial, marketing, service, support, technical and other resources than RoweCom has.

RoweCom has not yet had significant direct competition from other companies offering a service for purchasing and managing the acquisition of subscriptions and books with management control features comparable to those of the kStore or kLibrary. However, Ebsco Information Services has recently announced its intent to launch a desktop e-commerce service, similar to the kStore in the near term. Thus, RoweCom expects that significant competition will develop in the near future and it may have an adverse impact on RoweCom's business. Many of RoweCom's competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements and to devote greater resources to the development, promotion and sale of their service than RoweCom can. It is possible that RoweCom's current or potential competitors will develop Internet-based services superior to those RoweCom has developed or adapt more quickly than RoweCom has to new technologies, evolving industry trends or changes in client requirements. RoweCom's market is still evolving and RoweCom cannot be certain that RoweCom will be able to compete successfully with current or future competitors or that competitive pressures faced by RoweCom will not have a material adverse effect on RoweCom's future results of operations and financial condition.

ROWECOM DEPENDS ON REED ELSEVIER TO SUPPLY ROWECOM WITH A SUBSTANTIAL NUMBER OF THE KNOWLEDGE RESOURCES ROWECOM SELLS.

The primary supplier of the magazines and journals whose subscriptions
RoweCom sells is Reed Elsevier, which supplied titles accounting for 15.8% and 13.0% of RoweCom's sales for the year ended December 31, 1999 and 2000, respectively. RoweCom currently does not have a contract with Reed Elsevier.
If Reed Elsevier stops offering RoweCom knowledge resources on favorable terms, RoweCom may not be able to offer clients competitive prices on their orders.
If Reed Elsevier were to cease providing RoweCom with knowledge resources, it would not be possible to obtain replacements for many of the titles Reed Elsevier publishes at a comparable price, if at all, from another supplier. Either of these events could have a material adverse effect on RoweCom's financial condition and results of operations. Similarly, if any of the other publishers with whom RoweCom does business decided not to provide RoweCom with knowledge resources or decided to stop providing RoweCom with knowledge resources on favorable terms, it could have a material adverse effect on RoweCom's financial condition and results of operations.

ROWECOM MAY NOT BE ABLE TO EXPAND ROWECOM'S CATALOG OF KNOWLEDGE RESOURCES.

One of the key elements of RoweCom's strategy is to continue to expand RoweCom's catalog of knowledge resources. RoweCom gains content through acquisitions, entrance into strategic alliances and through contact with various publishers as RoweCom receives particular requests from clients. There can be no assurance that RoweCom will be able to continue to gain available content through strategic alliances or directly from publishers. In the event that RoweCom is unable to continue to increase RoweCom's available content, RoweCom may:

         o be at a competitive disadvantage with respect to competitors that may compile greater libraries of available titles;

         o lose clients that rely upon RoweCom as a single-source of knowledge resources; and

         o be unable to increase the amount of revenue that is otherwise generated from particular clients.

Any of these effects could have a material adverse effect on RoweCom's future results of operations and financial condition.

ROWECOM MAY NOT BE ABLE TO ESTABLISH ROWECOM'S BRAND NAME.

RoweCom believes that establishing and maintaining the goodwill associated with RoweCom's brand name is a critical aspect of attracting and expanding RoweCom's client base, as well as of maintaining and building upon the competitive advantage of being the first company to provide businesses with an Internet-based subscription and book procurement system. RoweCom has not yet developed a strong brand name and if RoweCom fails to do so it could have a material adverse impact on RoweCom's business. The importance of brand recognition will increase with competition. Promotion and enhancement of RoweCom's desktop and library services brands will depend largely on RoweCom's success in continuing to provide high quality services, which cannot be assured. If users do not perceive RoweCom's desktop and library services to be comprehensive and of high quality, or if RoweCom introduces new features, or enters into new business ventures that are not favorably received by users, RoweCom will risk diluting the value of RoweCom's brand name. If RoweCom is unable to provide high quality services, or otherwise fails to promote and maintain RoweCom's brand name, or if RoweCom incurs excessive expenses in an attempt to improve RoweCom's services, or promote and maintain RoweCom's brand name, RoweCom's future results of operations and financial condition could be materially and adversely affected.

ROWECOM'S FUTURE SUCCESS CURRENTLY DEPENDS ON THE SERVICES OF A SMALL NUMBER OF KEY PERSONNEL.

RoweCom's future operating results depend in significant part upon the continued services of a relatively small number of key technical and senior management personnel, particularly Dr. Richard R. Rowe, RoweCom's Chairman of the Board and Chief Executive Officer. In addition, RoweCom's future results will depend significantly upon the following key technical, sales and managerial employees:

         o        Ian Best, Vice President and Chief Technical Officer;

         o Charles Germain, President of Europe, Latin America and Asia-Pacific Operations; and

         o James Krzywicki, Chief Operating Officer and President of North American Operations.

There can be no assurance that RoweCom will retain RoweCom's key employees or that RoweCom will be successful in attracting, assimilating and retaining other highly qualified technical, sales and managerial personnel in the future. The loss of any of RoweCom's key technical, sales and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on RoweCom's future results of operations and financial condition.

ROWECOM MAY LOSE CLIENTS IF ROWECOM'S SYSTEMS FAIL.

The performance of RoweCom's computer and telecommunications equipment is critical to RoweCom's reputation and achieving market acceptance of RoweCom's services. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of RoweCom's online services could result in decreased usage of RoweCom's services. If such failures occur often, it could reduce the attractiveness of RoweCom's services to RoweCom's users. An increase in the volume of desktop or library orders could strain the capacity of the hardware employed by RoweCom, which could lead to slower response time or system failures. RoweCom's operations are also dependent in part upon RoweCom's ability to protect RoweCom's operating systems against physical damage from acts of nature, power loss, telecommunications failures, physical break-ins and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of RoweCom's services, which could have a material adverse effect on RoweCom's future financial results. RoweCom's property and business interruption insurance may not be adequate to compensate RoweCom for all losses that may occur.

RoweCom's computer and telecommunications equipment is housed in RoweCom's network facilities in Westwood, Massachusetts; Folkestone, United Kingdom; and London, Ontario. RoweCom currently has no backup systems at other sites. Accordingly, there is a significant risk to RoweCom's operations from a natural disaster or system failure at any of RoweCom's facilities.

ROWECOM'S REVENUES ARE SEASONAL IN NATURE.

RoweCom has historically experienced seasonal fluctuations in revenues because substantially all of RoweCom's revenues have been generated in the fourth quarter of each year when most subscriptions are purchased or renewed by RoweCom's clients. Due to Dawson's established practice of paying publishers 30 to 60 days prior to receipt of customers' funds, RoweCom anticipates that RoweCom will make substantial additional expenditures in the fourth quarter, while RoweCom will receive the majority of RoweCom's cash receipts relating to these purchases late in the first quarter of the following year. As a result of the seasonal nature of RoweCom's cash flows, RoweCom will have to rely on bank financing and lines of credit to cover current operating expenses. Given these seasonal cash flow imbalances, if there were to be an unexpected demand for liquid capital, or if financing was not available on commercially reasonable terms, or at all, it would have a material adverse effect on RoweCom's future results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ROWECOM'S SUCCESS DEPENDS ON ROWECOM'S ABILITY TO CONTINUOUSLY ENHANCE ROWECOM'S PRODUCT OFFERINGS.

RoweCom's future success will depend on RoweCom's ability to enhance RoweCom's current products and to continue to develop and introduce new products and services that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving client requirements and otherwise achieve market acceptance. In particular, RoweCom believes that RoweCom's future success will be dependent, in large part, upon market acceptance of the most recent version of the kStore and kLibrary. RoweCom cannot be certain that RoweCom will be successful in developing and marketing on a timely and cost-effective basis future services or service enhancements or offering new services that respond to technological advances. Any failure by RoweCom to anticipate or respond adequately to changes in technology and client preferences or any significant delays in other development efforts, could have a material adverse effect on RoweCom's future results of operations and financial condition.

RISKS TYPICAL OF E-COMMERCE COMPANIES.

THE POSSIBLE SLOW ADOPTION OF INTERNET AND INTRANET SOLUTIONS BY BUSINESSES MAY HARM ROWECOM'S PROSPECTS.

In order for RoweCom to be successful, intranets must continue to be adopted by businesses as the means of making information and electronic services available to employees. In addition, the Internet must continue to be adopted as an important means of buying and selling products and services. Because intranet and Internet usage is continuing to evolve, it is difficult to estimate with any assurance the size of this market and its growth rate, if any. To date, many businesses have been deterred from using intranets and the Internet for a number of reasons, including:

         o        security concerns;

         o        limited access to the corporate intranet;

         o        lack of availability of cost-effective, high-speed service;

         o        inconsistent quality of service;

         o        potentially inadequate development of network infrastructure;

         o the inability to integrate business applications on these networks; and

         o the need to operate with multiple and frequently incompatible products.

BUSINESSES MAY NOT BROADLY ACCEPT ELECTRONIC PROCUREMENT OF KNOWLEDGE RESOURCES, WHICH COULD LIMIT POSSIBLE GROWTH IN ROWECOM'S REVENUES.

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

THE INTERNET MAY NOT BE ABLE TO ACCOMMODATE GROWTH IN E-COMMERCE FOR COMPANIES SUCH AS ROWECOM.

RoweCom depends upon the Internet to conduct RoweCom's business and any problems in the functioning of the Internet could adversely affect RoweCom's business. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their speed and quality-of-service requirements, it is possible that the infrastructure for the Internet will not be able to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and RoweCom's services in particular. If the infrastructure for the Internet does not effectively support growth that may occur, RoweCom's future financial results will be materially adversely affected. Even if the required Internet infrastructure, standards and protocols are developed, RoweCom may be required to incur substantial expenditures in order to adapt RoweCom's services to changing or emerging technologies, which could have a material adverse effect on RoweCom's future results of operations and financial condition.

POTENTIAL IMPOSITION OF GOVERNMENT REGULATION ON E-COMMERCE AND LEGAL UNCERTAINTIES COULD LIMIT ROWECOM'S GROWTH.

Few laws or regulations currently are directly applicable to access to, or commerce on, the Internet and RoweCom is not subject to direct government regulation, other than regulations applicable to businesses generally. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for RoweCom's services, increase the cost of RoweCom's doing business or otherwise have a material adverse effect on RoweCom's future results of operations and financial condition. A number of legislative and regulatory proposals relating to Internet commerce are under consideration by federal, state, local and foreign governments and, as a result, a number of laws or regulations may be adopted with respect to Internet user privacy, taxation, pricing, quality of products and services and intellectual property ownership. There is also uncertainty as to how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation.

THE IMPOSITION OF SALES TAX AND OTHER TAX OBLIGATIONS ON E-COMMERCE COULD AFFECT ROWECOM'S FINANCIAL PERFORMANCE AND LIMIT ROWECOM'S GROWTH.

RoweCom does not currently collect sales or other similar taxes with respect to RoweCom's marketing of products and services, although RoweCom is currently reviewing the necessity of collecting sales taxes on certain of the products and services sold through RoweCom's desktop and library services. If one or more states or any foreign country were to require that RoweCom collect sales or other taxes on the sale of books and subscriptions through RoweCom's system, it could have a material adverse effect on RoweCom's future financial results. In addition, any requirement that RoweCom remit sales taxes for prior periods could have a material adverse effect on RoweCom's financial condition and results of operations.

A number of proposals have been made at the federal, state and local levels that would impose taxes on the sale of goods and services through the Internet in circumstances where no tax or tax collection responsibility is presently thought to be imposed. Such proposals, if adopted, could substantially impair the growth of e-commerce and could adversely affect RoweCom's future results of operation and financial condition.

There is currently in effect in the United States a three-year moratorium expiring on October 26, 2001, on new state and local taxes on Internet access and "multiple or discriminatory" taxes on e-commerce. Sales or use taxes imposed on those buying or selling products or services over the Internet are not generally affected by this moratorium. The full effect of this moratorium on RoweCom's business is not clear. To the extent that the moratorium provides a material benefit, its expiration on October 20, 2001, could have a material adverse effect on RoweCom's financial condition and results of operations.

POSSIBLE E-COMMERCE SECURITY BREACHES COULD HARM ROWECOM'S BUSINESS.

RoweCom relies on encryption and authentication technology to effect secure transmission of confidential information, such as payment instruction sets. It is possible that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will result in a compromise or breach of the codes used by RoweCom to protect client transaction data. If any such compromise of RoweCom's security were to occur, it could have a material adverse effect on RoweCom's reputation and future results of operations and financial condition, and expose RoweCom to a risk of loss or litigation and possible liability. It is possible that RoweCom's security measures will not prevent security breaches.

POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM ROWECOM'S BUSINESS.

Legal standards relating to the protection of intellectual property rights in Internet-related industries are uncertain and still evolving. As a result, the future viability or value of RoweCom's intellectual property rights, as well as those of other companies in the Internet industry, is unknown. RoweCom cannot be certain that the steps RoweCom has taken to protect RoweCom's intellectual property rights will be adequate or that third parties will not infringe or misappropriate RoweCom's proprietary rights. Any such infringement or misappropriation could have a material adverse effect on RoweCom's future financial results. In addition, RoweCom cannot be certain that RoweCom's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against RoweCom.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European, Australian and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At December 31, 2000, the face amount of outstanding forward currency contracts to buy and sell United States dollars for non-United States currencies was $3.9 million. A 10% decrease in exchange rates for these currencies would decrease the fair value by approximately $400,000. However, since these contracts hedge non-United States currency transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 2000, and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at December 31, 2000 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical change was approximately $1.9 million in incremental interest expense over the term of the debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. RoweCom will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. RoweCom does not expect the adoption of SFAS 133 to have a material impact on RoweCom's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of RoweCom are filed as a part of this Annual Report on Form 10-K beginning on page F-1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers & Directors

The following sets forth certain information with respect to the directors and executive officers of RoweCom as of March 31, 2001.

Executive Officers and Directors

Name                           Age                  Position
----                           ---                  --------

Dr. Richard R. Rowe.........   67  Chairman of the Board of Directors, Chief
                                   Executive Officer
Ian Best....................   51  Vice President and Chief Technology Officer
Paul Burmeister  (1)........   48  Senior Vice President and Chief Financial
                                   Officer
Charles Germain.............   54  President of Europe, Latin America and
                                   Asia-Pacific Operations
James Krzywicki.............   48  Chief Operating Officer & President of North
                                   American Operations
Stanley Fung (2)(3)(4)......   43  Director
John Kennedy(2).............   42  Director
Thomas Lemberg(2)(3)........   54  Director
Donald A.B. Lindberg, M.D. .   67  Director
Jerome Rubin(3).............   75  Director
Philippe Villers(3).........   65  Director

-----------

(1)   Resigned effective April 12, 2001.

(2)   Member of the Compensation Committee.

(3)   Member of the Audit Committee.

(4)   Resigned effective May 31, 2000.

Dr. Richard R. Rowe, the founder of RoweCom, has served as Chairman of the Board and Chief Executive Officer of RoweCom since 1994. Prior to founding RoweCom, from 1979 to 1993, Dr. Rowe was the President and CEO of the Faxon Company, one of the world's largest library subscription agencies at the time. Prior to joining Faxon, Dr. Rowe was the Associate Dean of the Harvard Graduate School of Education, Director of Harvard's interfaculty Doctoral Program in Clinical Psychology and Public Practice, and Director of the Cambridge office of the American Institutes for Research. Dr. Rowe holds a Ph.D. in clinical psychology.

Ian Best has served as Vice President and Chief Technical Officer of RoweCom since October 2000. From October 1999 to October 2000, Mr. Best served as Chief Information Officer. Prior to joining RoweCom, Mr. Best was Vice President of Development for Dawson and was responsible for the introduction of major technology and electronic commerce initiatives for this international organization specializing in the acquisition of journals, books and electronic content in the library market. Prior to joining Dawson, Mr. Best was a senior technology consultant at KPMG and undertook a number of assignments, which set out the strategy for implementation of information systems specifically in the financial and insurance market sectors. Mr. Best is a founding member of Compaq's Vision 2002 Council and has a diploma in Information Systems.

Paul Burmeister has served as Senior Vice President and Chief Financial Officer since February 2000. Prior to joining RoweCom, Mr. Burmeister served in various senior management roles at Fidelity Investments since 1992, most recently as Chief Financial Officer for Fidelity Investments Systems Company. From 1981 to 1992, Mr. Burmeister served in several senior financial management positions with the Dun & Bradstreet Corporation. Prior to that, Mr. Burmeister served with Estee Lauder, American Can and Pepsi Co.
Mr. Burmeister resigned effective April 12, 2001.

Charles Germain has served as President of RoweCom Europe, Latin America and Asia-Pacific Operations since January 2000. He is responsible for RoweCom Australia Pty. Ltd., RoweCom France S.A.S., RoweCom Korea Inc., RoweCom Faxon Taiwan-Hong Kong, RoweCom United Kingdom Limited and RoweCom Espana S.L. Prior to joining RoweCom, Mr. Germain served as President of Publishers Communication Group, Inc., a marketing and consulting firm located in Cambridge, Massachusetts, that helps scholarly publishers increase their presence in the world's libraries. From 1984 to 1989, Mr. Germain served first as European Sales Director and then Managing Director of Faxon Europe BV Amsterdam. Prior to that, he was International Sales Manager for Verkade BV Zaandam, The Netherlands, in charge of marketing and sales to France, Spain and Italy. Mr. Germain, who has extensive speaking experience on the subject of sales and management, received a bachelor's degree from Universite Des Lettres, Poitiers, France and an M.B.A. from IBW, Zeist, The Netherlands.

James Krzywicki has served as Chief Operating Officer and President of North American Operations since February 2001. From April 2000 to February 2001, Mr. Krzywicki served as President of North American Operations. From September 1999 to April 2000, Mr. Krzywicki served as Senior Vice President and Chief of Knowledge Resources of RoweCom. Prior to joining RoweCom, from April 1999 to September 1999, Mr. Krzywicki served as the Worldwide Executive for Distributed Learning at IBM. From July 1992 to March 1999, Mr. Krzywicki served first as Vice President of Lotus Education and Certification and then as Vice President of Lotus Customer Support. Prior to joining Lotus, Mr. Krzywicki held a number of financial, operational, and international assignments at Prime Computer, Inc. and General Electric.

Stanley Fung has served as a Director of RoweCom since December 1998. Mr. Fung served as Managing Director of Zero Stage Capital Company, a venture capital firm, since 1992. Prior to joining Zero Stage in 1992, Mr. Fung served as Investment Manager in Advent International, an international venture capital firm. Mr. Fung is also a Director of Silknet Software, Inc. Mr. Fund resigned from RoweCom on May 31, 2000.

John Kennedy has served as a Director of RoweCom since February 1999. Mr. Kennedy is Director of Sales of M/Net, a division of PSDI Limited. Prior to joining M/Net, from 1991 to 1997, Mr. Kennedy was the President of the Efficient Systems Division of A.R.M. Group Inc.

Thomas Lemberg has served as a Director of RoweCom since May 1996. Mr. Lemberg has previously been Managing Director and General Counsel of Cambridge Incubator Inc. (now Cambridge Innovations Inc.) from 2000 to 2001. Prior to that, Mr. Lemberg was Senior Vice President, Global Alliances and General Counsel of the Polaroid Corporation. Prior to joining the Polaroid Corporation, from 1987 to 1995, Mr. Lemberg was the Vice President and General Counsel of Lotus Development Corporation.

Donald A.B. Lindberg, M.D. has served as a Director of RoweCom since December 1999. Dr. Lindberg has been the Director of the National Library of Medicine, the world's largest biomedical library, since 1984. From 1992 to 1995, Dr. Lindberg served in a concurrent position as Founding Director of the National Coordination Office for High Performance Computing and Communications in the Office of Science and Technology Policy, Executive Office of the President. In 1996, Dr. Lindberg was named by the Health and Human Services Secretary to be the United States Coordinator for the G-7 Global Healthcare Applications Project.

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

Information required by Part III, Item 10, regarding RoweCom's directors is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on June 6, 2001, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on June 6, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Part III, Item 12, is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on June 6, 2001, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain of RoweCom's relationships and related transactions is included in RoweCom's Proxy Statement relating to RoweCom's annual meeting of stockholders to be held on June 6, 2001, and is incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Documents Filed as a Part of This Annual Report:

      (1) Index to Consolidated Financial Statements:

             RoweCom Inc.
             Report of Independent Accountants
             Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Operations for the years ended
               December 31, 1998, 1999 and 2000
             Consolidated Statements of Stockholders' (Deficit) Equity for the
               years ended December 31, 1998, 1999 and 2000
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1999 and 2000
             Notes to Consolidated Financial Statements

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

     4.2        Amended and Restated By-Laws (Incorporated by reference to
                Exhibit 3.2 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).

     4.3 Form of Stock Certificate of RoweCom Inc. Common Stock (Incorporated by reference to Exhibit 4.1 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.1+ 1997 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to RoweCom's Registration Statement on Form S-1 (file no. 333- 68761)).
    10.2+ 1998 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.3+       1998 Employee Stock Purchase Plan (Incorporated by reference to
                Exhibit 10.3 to RoweCom's Registration Statement on Form S-1 (file no. 333- 68761)).
    10.4+ Amended and Restated 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.5 Lease of 60 Aberdeen Ave., Cambridge, Massachusetts, dated as of April 30, 1999, between Western Properties Master LLC and the Registrant.
    10.6 First Addendum to Lease of 60 Aberdeen Ave., Cambridge, Massachusetts, dated December 1999, among Western Properties Master LLC and the Registrant.
    10.7 Sublease of 60 Aberdeen Ave., Cambridge, Massachusetts, dated as of December 8, 1999, between the Registrant and Celarix, Inc.

    10.8+ Form of Non-Competition Agreements by and between the Registrant and each of Dr. Richard R. Rowe and Ronald Grigg (Incorporated by reference to Exhibit 10.15 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.9+ Form of Non-Competition Agreement by and between the Registrant and James Krzywicki.
    10.10+ Form of Non-Competition Agreement by and between the Registrant and Rodney Smith.
    10.11+ Form of Non-Competition Agreement by and between the Registrant and Jeff Sands.
    10.12+ Form of Employment Agreement by and between the Registrant and Ian Best.
    10.13 Electronic Commerce Referral and Revenue Sharing Agreement, dated August 24, 1998, by and between Intelisys Electronic Commerce LLC and the Registrant (Incorporated by reference to Exhibit 10.16 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.14 Marketing and Integration Agreement, dated as of August 20, 1998, by and between RoweCom and barnesandnoble.com inc. (Incorporated by reference to Exhibit 10.17 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761))
    10.15 First Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                December 23, 1998.
    10.16 Second Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                January 1999.
    10.17 Third Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                March 3, 1999.
    10.18 Fourth Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                May 17, 1999. (Does not include Disclosure Schedules. RoweCom will furnish a copy of any such omitted exhibit or Schedule to the Commission upon request.)
    10.19 Partnership Agreement between the Registrant and Absolute Backorder Service, Inc., dated January 13, 2000 (Incorporated by reference to Exhibit 10.1 to RoweCom's Quarterly Report on Form 10-Q (file no. 000-21379, filed May 15, 2000).
    10.20 Strategic Alliance and Marketing Agreement between RoweCom and AslaSmart Pte Ltd., dated July 24, 2000 (Incorporated by reference to Exhibit 10.1 to RoweCom's Quarterly Report on
                Form 10-Q (file no. 000-21379 filed November 20, 2000).
    10.21 Content and Co-Marketing Agreement, dated September 28, 1998, by and between the Registrant and NewSub Services, Inc. (Incorporated by reference to Exhibit 10.18 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.22 Content and Co-Marketing Agreement, dated October 23, 1998, between the Registrant and Publications Resource Group, Inc. (Incorporated by reference to Exhibit 10.19 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).

                Exhibit 10.21 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.23 Exchange Option Agreement, dated as of February 3, 1999, between the Registrant and Working Ventures Canadian Fund Inc. (Incorporated by reference to Exhibit 10.22 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.24 Agreement between RoweCom and NewsEdge Corp., dated March 31, 1999 (Incorporated by reference to Exhibit 10.1 to RoweCom's Quarterly Report on Form 10-Q (file no. 333-68761) filed May 12,
                1999).
    10.25 Supplier Agreement between RoweCom and Commerce One, dated April 20, 1999 (Incorporated by reference to Exhibit 10.1 to RoweCom's Quarterly Report on Form 10-Q (file no. 000-25163) filed August 13, 1999).
    10.26 Stock Purchase Agreement, dated June 14, 1999, by and among RoweCom, Julie Sue Beckerman and David Rifkin (Incorporated by reference to Exhibit 2 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed June 22, 1999).
    10.27 Securities Purchase Agreement, dated as of October 13, 1999, by and among RoweCom and the "Buyers" indicated therein (note: exhibits and schedules omitted) (Incorporated by reference to
                Exhibit 99.1 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).
    10.28 Form of Note issued pursuant to the Securities Purchase Agreement (Incorporated by reference to Exhibit 99.2 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).
    10.29 Form of Warrant issued pursuant to the Securities Purchase Agreement (Incorporated by reference to Exhibit 99.3 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).
    10.30 Registration Rights Agreement, dated as of October 13, 1999, by and among RoweCom and the "Buyers" indicated therein (Incorporated by reference to Exhibit 99.4 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).
    10.31 Agreement, dated as of September 16, 1999, by and among RoweCom Inc., Dawson Holdings Plc, the Vendors and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 2.1 to RoweCom's Current Report on Form 8-K (file no. 000-25163) filed October 18, 1999).
    10.32 Strategic Alliance and Marketing Agreement between RoweCom and Office.com Inc., dated September 27, 1999 (Incorporated by reference to Exhibit 10.1 to RoweCom's Quarterly Report on Form 10-Q (file no. 000-25163) filed November 15, 1999).
    10.33 Stock Purchase Agreement, dated August 18, 1999, by and among RoweCom, Ashcliff Pty Ltd as trustee for the AJ Gans Children's Trust and Alfred Jacob Gans (Incorporated by reference to
                Exhibit 10.2 to RoweCom's Quarterly Report on Form 10-Q (file no. 000-25163) filed November 15, 1999).
    10.34 Form of Revolving Note, dated December 14, 1999, issued to American National Bank and Trust Company of Chicago, The Turner Subscription Agency, McGregor Subscription Service, Inc. and The Faxon Company, Inc.
    10.35 RoweCom Corporate Guaranty, to American National Bank and Trust Company of Chicago, N.A. dated as of December 14, 1999.
    10.36 Dawson Corporate Guaranty, to American National Bank and Trust Company of Chicago, N.A. dated as of December 14, 1999.
    10.37 Environmental Indemnity Agreement, dated as of December 14, 1999, among American National Bank and Trust Company of Chicago, RoweCom, Dawson, The Turner Subscription Agency, McGregor Subscription Service, Inc. and The Faxon Company, Inc.
    10.38 Loan and Security Agreement, dated as of December 14, 1999, among American National Bank and Trust Company of Chicago, The Turner Subscription Agency, McGregor Subscription Service, Inc. and The Faxon Company, Inc.
    10.39 General Service Agreement by and between RoweCom and Bank of America Technology and Operations, Inc., dated September 1, 1999.

    10.40 Partner Agreement by and between Concur Technologies, Inc. and RoweCom, dated December 29, 1999.
    10.41       Loan and Security Agreement among the Registrant, Fleet
                Capital Corporation, and the "Borrower" parties thereto, dated as of January 31, 2001. (Does not include Exhibits, Appendices or Disclosure Schedules. RoweCom will furnish a copy of any such omitted exhibit or schedule to the Commission upon request.)
    10.42 Notes Purchase Agreement among the Registrant and the purchasers listed on Schedule A thereto, dated as of January 31, 2001. (Does not include Exhibits or Disclosure Schedules. RoweCom will furnish a copy of any such omitted exhibit or schedule to the Commission upon request.)
    10.43       Purchase and Sale Agreement between Sixty-Five Lafeyette
                Road, LLC and the Registrant for 15 Southwest Park, Westwood, Massachusetts, dated as of November 20, 2000.
    10.44 Lease of 15 Southwest Park, Westwood, Massachusetts, dated as of December 18, 2000, between Sixty-Five Lafayette Road, LLC and the Registrant.
    10.45 Loan Agreement between the Registrant and Credit Lyonnais, Banque Nationale de Paris, Barclays Bank and Banque Populare Region Quest de Paris, dated March 12, 2001.
    10.46       Loan Agreement between the Registrant and National
                Westminster Bank Plc, dated June 5, 2000.
    10.47 Loan Agreement between the Registrant and Banque Nationale de Paris, dated November 27, 2000.
    10.48       Loan Agreement between the Registrant and Credit Lyonnais.
    10.49 Loan Agreement between the Registrant and Barclays Bank, dated November 16, 2000.
    10.50 Loan Agreement between the Registrant and Banque Populare Region Quest de Paris, dated October 20, 2000.
    10.51 Loan Agreement between the Registrant and Credit du Nord, dated October 29, 1999.
    10.52 Loan Agreement between the Registrant and Barclays Bank, dated December 7, 1999.
    10.53 Loan Agreement between the Registrant and Banque Nationale de Paris, dated November 9, 1999.
    21.1        List of Subsidiaries.
    23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.


-----------

+     Executive Compensation Plan or Agreement

(b)   Reports on Form 8-K:

None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ROWECOM INC.
Report of Independent Accountants.................................  F-1
Consolidated Balance Sheets at December 31, 1999 and 2000.........  F-2
Consolidated Statements of Operations for the years ended
December 31, 1998, 1999 and 2000..................................  F-3
Consolidated Statements of Stockholders' (Deficit) Equity
for the years ended December 31, 1998, 1999 and 2000..............  F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000..................................  F-5
Notes to Consolidated Financial Statements........................  F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ROWECOM INC.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of RoweCom Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for securities with beneficial conversion features as a result of the issuance of Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2001 (except for the
information presented in Note 15 for
which the date is April 16, 2001)

ROWECOM INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    AT DECEMBER 31,
                                                                ----------------------
                                                                  1999         2000
                                                                ----------------------
ASSETS:
Current assets:
   Cash and cash equivalents....................................   $13,264    $26,597
   Accounts receivable (net of allowance for
   doubtful accounts of $1,847 and $2,349)......................   137,512     94,429
   Other current assets.........................................    12,306      3,503
                                                                ----------------------
      Total current assets......................................   163,082    124,529
Property and equipment, net.....................................    10,787      9,734
Goodwill, intangible and other assets, net......................    41,739     19,523
                                                                ----------------------
      Total assets..............................................  $215,608   $153,786
                                                                ======================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY:
Current liabilities:
   Loans payable................................................    61,060     28,961
   Accounts payable.............................................    51,595     61,104
   Accrued expenses.............................................     9,005     11,025
   Accrued compensation.........................................     2,511        815
   Customer advances............................................    20,095     24,609
   Deferred revenue.............................................    11,187     22,915
                                                                ----------------------
      Total current liabilities.................................   155,453    149,429
   Long term liabilities, net of current portion................         -      6,135
Commitments and contingencies (Note 9)
Stockholders' (deficit) equity:
   Common stock, $.01 par value, 34,000,000 shares
      authorized; 10,377,559 shares issued and outstanding
      at December 31, 1999 and 12,450,954 shares issued
      and outstanding at December 31, 2000......................       104        124
   Additional paid-in capital...................................    89,907    113,235
   Treasury stock, at cost......................................       (53)       (53)
   Accumulated deficit..........................................   (29,338)  (113,319)
   Accumulated other comprehensive loss.........................      (465)    (1,765)
                                                                ----------------------
      Total stockholders' (deficit) equity......................    60,155     (1,778)
                                                                ----------------------
      Total liabilities and stockholders' (deficit) equity......  $215,608   $153,786
                                                                ======================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

ROWECOM INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                ---------------------------------
                                                                                                  1998        1999          2000
                                                                                                  ----        ----          ----

Revenues....................................................................................    $19,053   $307,604      $347,581
Cost of revenues............................................................................     18,736    286,853       316,498
                                                                                             ------------------------------------
        Gross profit........................................................................       317      20,751        31,083
Operating expenses:
   Sales and marketing (exclusive of the non-cash stock compensation expense of $85 for 1999)    4,818      16,820        34,504
   Research and development (exclusive of the non-cash stock compensation expense of $164 for
      1999).................................................................................     1,631       5,368         9,861
   General and administrative (exclusive of the non-cash stock compensation expense of $270
      for 1999).............................................................................     1,561       9,457        13,887
   Stock based compensation.................................................................         -         519             -
   Amortization of goodwill and intangibles.................................................         -       2,721         8,920
   Charge for the impairment of intangible assets...........................................         -           -        30,082
                                                                                             ------------------------------------
      Total operating expenses..............................................................     8,010      34,885        97,254
                                                                                             ------------------------------------
        Loss from operations................................................................    (7,693)    (14,134)      (66,171)
Interest and other income (expense), net....................................................       172         575        (5,354)
                                                                                             ------------------------------------
        Loss before income taxes, extraordinary item and cumulative effect of
        change in accounting principle......................................................    (7,521)    (13,559)      (71,525)
Provision for income taxes..................................................................       109       1,508         3,661
                                                                                             ------------------------------------
Loss before extraordinary item and cumulative effect of change
in accounting principle.....................................................................    (7,630)    (15,067)      (75,186)
Extraordinary loss..........................................................................         -           -        (6,311)
                                                                                             ------------------------------------
Loss before cumulative effect of change in accounting principle.............................    (7,630)    (15,067)      (81,497)
Cumulative effect of change in accounting principle.........................................         -           -        (2,484)
                                                                                             ------------------------------------
        Net loss............................................................................    (7,630)    (15,067)      (83,981)
                                                                                             ------------------------------------
Accretion of dividends on redeemable preferred stock........................................      (762)       (370)            -
                                                                                             ------------------------------------
        Net loss to common stockholders.....................................................   $(8,392)   $(15,437)     $(83,981)
                                                                                             ======================================
Basic and diluted net loss per share
Basic and diluted net loss per share (before extraordinary item and cumulative                       -           -      $  (6.48)
effect of accounting change)
Basic and diluted net loss per share (of extraordinary item)                                         -           -      $   (.54)
Basic and diluted net loss per share (before cumulative effect of                                    -           -      $  (7.02)
accounting change)
Basic and diluted net loss per share (of cumulative effect of                                        -           -      $   (.21)
accounting change)
Basic and diluted historical net loss per share                                                 $(5.49)     $(1.80)     $  (7.24)
Shares used in computing basic and diluted net loss per share                                    1,528       8,558        11,602


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  ROWECOM INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY



                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                   COMMON   COMMON   ADDITIONAL   TREASURY   ACCUMULATED    ACCUMULATED      TOTAL   COMPREHENSIVE
                                    STOCK    STOCK      PAID-IN   STOCK AT       DEFICIT          OTHER                       LOSS
                                   SHARES               CAPITAL       COST                COMPREHENSIVE
                                                                                          INCOME (LOSS)
                                ---------   ------   ----------   --------   -----------  -------------    -------   -------------
Balance, December 31, 1997.     1,544,140     $16        $1,709          -      $(5,509)          $  16   $(3,768)
Accretion of dividends on
   preferred stock to
   redemption value........             -        -            -          -         (762)              -      (762)
Exercise of stock options..           698        -            1          -             -              -         1
Purchase of treasury stock
   shares..................      (18,658)      (1)            -       $(53)           -               -       (54)
Net loss...................             -        -            -          -       (7,630)              -    (7,630)        $(7,630)
Accumulated other
   comprehensive loss......             -        -            -          -             -           (38)       (38)            (38)
                                                                                                                     --------------
Comprehensive loss.........             -        -            -          -             -              -          -        $(7,668)
                                ---------   ------   ----------   --------   -----------  -------------    -------   ==============
Balance, December 31, 1998.     1,526,180       15        1,710       (53)      (13,901)           (22)   (12,251)
Conversion of preferred
   stock to common stock
   upon initial public
   offering................     4,996,286       50       27,344          -                            -     27,394
Issuance of common stock
   under initial public
   offering, net of expenses    3,565,000       36       52,991          -             -              -     53,027
Accretion of dividends on
   preferred stock to
   redemption value........             -        -            -          -         (370)                     (370)
Issuance of common stock in
   connection with the
   acquisition of Corporate
   Subscriptions Service...        16,260        -          250          -             -              -        250
Issuance of common stock in
   connection with the
   acquisition of Dawson's
   Subscription Business...        93,733        1        1,650          -             -              -      1,651
Exercise of stock options..       167,274        2          196          -             -              -        198
Issuance of stock under
   Employee Stock Purchase
   Plan....................        12,826        -          182          -             -              -        182
Beneficial conversion
   feature and stock
   warrant value issued
   with convertible debt...             -        -        5,065          -             -              -      5,065
Stock based compensation...             -        -          519          -             -              -        519
Net loss...................             -        -            -          -      (15,067)              -   (15,067)       $(15,067)
Accumulated other
   comprehensive loss......             -        -            -          -             -          (443)      (443)           (443)
                                                                                                                     --------------
Comprehensive loss.........             -        -            -          -             -              -          -       $(15,510)
                                ---------   ------   ----------   --------   -----------  -------------    -------   ==============
Balance, December 31, 1999.    10,377,559      104       89,907       (53)      (29,338)          (465)     60,155               -
                                ---------   ------   ----------   --------   -----------  -------------    -------
Issuance of common stock in
   connection with the
   acquisition of Dawson's
   Subscription Business...      465,300        5       10,685          -             -              -     10,690               -
Issuance of common stock in
   connection with the                                                                                             -
   conversion of
   outstanding debt.......      1,499,893       15        4,705          -             -              -      4,720
Exercise of stock options..        49,623        -           88          -             -              -         88               -
Issuance of stock under
   Employee Stock Purchase
   Plan                            58,579        -           59          -             -              -         59               -
Issuance of warrants
   associated with debt....             -        -        5,307          -             -              -      5,307               -
Cumulative change in
   accounting principle
   for beneficial conversion
   feature.................             -        -        2,484          -             -              -      2,484               -
Net loss...................             -        -            -          -      (83,981)              -   (83,981)       $(83,981)
Accumulated other
   comprehensive loss......             -        -            -          -             -        (1,300)    (1,300)         (1,300)
                                ---------   ------   ----------   --------   -----------  -------------    -------   -------------
Comprehensive loss.........             -                     -          -             -              -          -       $(85,281)
                                ---------   ------   ----------   --------   -----------  -------------    -------   =============
Balance, December 31, 2000.    12,450,954     $124     $113,235      $(53)    $(113,319)       $(1,765)   $(1,778)               -


               The accompanying notes are an integral part of the
                       consolidated financial statements.

RoweCom Inc. Consolidated Statements of Cash Flows (in thousands)

                                                                                           Year Ended December 31,
                                                                                   ---------------------------------------
                                                                                        1998           1999           2000
                                                                                        ----           ----           ----
Cash flows from operating activities:
Net loss .....................................................................     $  (7,630)     $ (15,067)     $ (83,981)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
Depreciation and amortization ................................................           212          3,915         10,829
Impairment of intangible assets ..............................................            --             --         30,082
Loss on sale of marketable securities ........................................            --            (76)            --
Amortization of discount on convertible notes ................................            --            675          5,053
Stock based compensation .....................................................            --            519             --
Loss on disposal of fixed assets .............................................            --             --           (171)
Extraordinary loss ...........................................................            --             --          6,311
Cumulative effect of change in accounting principle ..........................            --             --          2,484
Other non-cash items .........................................................            --           (103)            --
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable ..........................................................        (1,398)       (80,500)        40,512
Other current assets .........................................................          (372)        (1,759)         1,303
Accounts payable .............................................................           202         40,021         11,474
Accrued expenses and accrued compensation ....................................           361          5,197         (2,370)
Customer advances ............................................................            --          6,820          8,709
Deferred revenue .............................................................            --        (71,571)        11,862
                                                                                   ---------------------------------------
Net cash provided by (used in) operating activities ..........................        (8,625)      (111,929)        42,097
Cash flows from investing activities:
Purchase of property and equipment ...........................................          (596)        (1,681)        (3,164)
Cash paid to acquire business ................................................            --         (5,153)        (6,065)
                                                                                   ---------------------------------------
Net cash used in investing activities ........................................          (596)        (6,834)        (9,229)
Cash flows from financing activities:
Proceeds from sale-leaseback financing .......................................            --             --          4,236
Cash paid for debt issuance costs ............................................            (1)          (802)            --
Net proceeds from issuance of common stock and common stock warrants .........        23,363         57,324            168
Loan proceeds ................................................................         2,508         60,386         88,172
Loan repayments ..............................................................          (850)        (1,658)      (113,898)
Purchase of treasury stock ...................................................           (53)            --             --
                                                                                   ---------------------------------------
Net cash (used in) provided by financing activities ..........................        24,967        115,250        (21,322)
Effect of exchange rates on cash .............................................           (52)          (197)         1,787
Net increase (decrease) in cash and cash equivalents .........................        15,694         (3,710)        13,333
Cash and cash equivalents, beginning of year .................................         1,280         16,974         13,264
                                                                                   ---------      ---------      ---------
Cash and cash equivalents, end of year .......................................     $  16,974      $  13,264      $  26,597
                                                                                   =========      =========      =========
Supplementary information:
Accretion of preferred stock .................................................     $     762      $     370             --
Issuance of common stock in connection with purchase acquisitions ............            --      $   1,901      $  10,690
Issuance of common stock in connection with the conversion of outstanding debt            --             --      $   4,720
Income taxes paid ............................................................     $     211      $      45      $     656
Interest paid ................................................................     $      19      $     111      $   2,192

               The accompanying notes are an integral part of the
                       consolidated financial statements.

RoweCom Inc. Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

RoweCom Inc. ("RoweCom"), was organized as a Delaware corporation in April 1997 as the eventual successor to a corporation that commenced operations in 1994. RoweCom is a leading business-to-business provider of high-quality service and e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other printed sources of commercial, scientific and general interest information and analysis. RoweCom refers to these products as "knowledge resources." RoweCom offers its clients and their employees easy and convenient access to one of the largest catalogs of knowledge resources on the Internet. RoweCom also provides businesses, academic and other non-profit institutions with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom's services fall into two main categories: library services and desktop services. RoweCom targets clients in knowledge-intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., a New Jersey Corporation, in a transaction accounted for using the purchase method of accounting.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies, Pty. Ltd. in a transaction accounted for using the purchase method of accounting.

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson Inc., a Delaware corporation and certain assets of United Kingdom-based Dawson Information Services Group ("Dawson's Subscription Business").

The financial statements have been prepared on a basis which assumes that RoweCom will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. RoweCom has incurred net losses of $8.4 million, $15.4 million and $84.0 million, in 1998, 1999 and 2000, respectively. As of December 31, 2000, RoweCom had cash and cash equivalents of $26.6 million, a working capital deficit of $24.9 million, short-term debt of $29.0 million and long-term debt of $6.1 million. These circumstances raise substantial doubt about RoweCom's ability to continue as a going concern. RoweCom's continuation as a going concern is dependent upon RoweCom's ability to raise additional capital and to generate sufficient cash flows from operations to meet RoweCom's obligations on a timely basis. Management's plans with regard to these matters include actions taken to reduce RoweCom's cost structure as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that RoweCom will be successful in obtaining sufficient financing or in reducing costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of RoweCom and RoweCom's wholly owned subsidiaries. All significant intercompany accounts and transactions between RoweCom and RoweCom's subsidiaries have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less from the date of purchase and whose carrying amounts approximate fair value due to the short maturity of the investments.

Revenues

Revenues are principally generated from subscription orders for third-party publications. The sales price of each knowledge-resource reflects the cost to RoweCom of the knowledge-resource plus the fee retained by RoweCom. Revenue is recognized from subscription services upon receipt of the customer order and placement of the order with the publisher provided collection of the related receivable is reasonably assured.

Revenues related to transaction fees paid by third parties for transactions sourced from RoweCom's kStore site are recognized when reported by the third-party. Revenues earned from customizations and revenues related to transaction fees paid by third parties were immaterial for the years ended December 31, 1998, 1999 and 2000.

Customer Advances

Customer advances represent funds advanced by customers for the future purchase of publications.

Deferred Revenue

Deferred revenue represents specific customer orders to be placed with publishers in a subsequent period.

Research and Development and Capitalized Software Costs

Costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product or enhancement is available for general release to customers. Amortization is based on the straight-line method over the remaining estimated life of the product. Software costs eligible for capitalization have been immaterial.

Advertising Costs

RoweCom expenses advertising costs as incurred. Advertising expense for the years ended 1998, 1999 and 2000 was $245,000, $1.6 million and $1.5 million, respectively.

Equipment and Furnishings

Equipment and furnishings are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated lives of the related assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the net assets acquired. Goodwill amortization is recorded using the straight-line method over three years. The carrying value of goodwill and intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment or that the useful lives of these assets are no longer appropriate. RoweCom determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment contain management's best estimates, using appropriate and customary assumptions and projections at that time.

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

Other Comprehensive Income

RoweCom has presented accumulated other comprehensive income and other comprehensive income in the Statement of Stockholders' (Deficit) Equity. Other comprehensive loss consists primarily of cumulative translation adjustments.

Concentration of Credit Risk

Financial instruments which potentially expose RoweCom to concentrations of credit risk consist primarily of trade accounts receivable. RoweCom performs ongoing evaluations of customers' financial conditions, and in certain cases, requires advances from customers for future purchases and maintains reserves for potential uncollectible amounts, which, in the aggregate, have not exceeded management expectations. RoweCom's customer base consists of large numbers of geographically diverse customers, dispersed across many industries. No customer represents greater than 2% of total accounts receivable at December 31, 1999 and 2000.

Foreign Currency Translation

All assets and liabilities of RoweCom's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense accounts are translated using average exchange rates during the year. The resulting translation adjustments are recorded as a component of stockholders' (deficit) equity. Transaction gains and losses are recognized in the statement of operations.

Off-Balance Sheet Risk

RoweCom operates internationally, which exposes it to market risks brought on by changes in foreign exchange rates. Accordingly, RoweCom enters into foreign currency forward contracts as a hedge against foreign exchange rate risk. RoweCom does not hold or issue derivative financial instruments for trading purposes or leveraged derivative financial instruments.

RoweCom's hedging activities do not subject RoweCom to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the transactions being hedged. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is made until the time it is settled.

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

At December 31, 2000, the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non-U.S. currencies were $3.9 million.

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

RoweCom is subject to the risks encountered by companies relying on the continued growth of online commerce and Internet infrastructure. The risk includes the use of the Internet as a viable commercial marketplace and the potentially inadequate development of the necessary network infrastructure. One supplier provided 23%, 16% and 13% of knowledge resources sold by RoweCom for the years ended December 31, 1998, 1999 and 2000, respectively. If this supplier were to cease providing knowledge resources at favorable prices, RoweCom may be unable to offer knowledge resources at competitive prices to its customers, if at all.

In addition, RoweCom has historically experienced seasonal fluctuations in revenues. This pattern may be expected to continue and results of financial operations within any quarter cannot be expected to be representative.

Change in Accounting Principle

During November 2000, the Emerging Issues Task Force reached a consensus on EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," regarding the accounting for securities with beneficial conversion features. EITF 00-27 requires the use of the effective conversion value, which is the amount allocated to the convertible instrument based on the relative fair values of each financial instrument issued, to compute the intrinsic value (defined as the amount by which the market price of the underlying stock exceeds the conversion price), if any, of an embedded conversion feature. Historically, RoweCom calculated the intrinsic value of an embedded conversion feature using the specified conversion price stated in the instrument. EITF 00-27 requires retroactive application for all transactions entered into prior to November 16, 2000. During the fourth quarter of 2000, RoweCom adopted the provisions of EITF 00-27 which was reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change in accounting principle resulted in a charge to operations of $2.5 million or $0.21 per basic and diluted share.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. RoweCom will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. RoweCom does not expect the adoption of SFAS 133 to have a material impact on RoweCom's financial position or results of operations.

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

The following is a calculation of the net loss per common share:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                               1998         1999          2000
                                                                               ----         ----          ----
                                                                            (in thousands, except per share data)
Historical
   Basic and diluted:
      Loss before extraordinary item and cumulative effect of change
       in accounting principle.........................................          --           --      $(75,186)
      Extraordinary loss...............................................          --           --        (6,311)
      Loss before cumulative effect of change in accounting principle..          --           --       (81,497)
      Cumulative effect of change in accounting principle..............          --           --        (2,484)
      Net loss to common stockholders .................................     $(8,392)    $(15,437)     $(83,981)

Basic and diluted net loss per share
(before extraordinary item and cumulative effect of accounting
change) ...............................................................          --           --      $  (6.48)
Basic and diluted net loss per share
(of extraordinary item) ...............................................          --           --      $   (.54)
Basic and diluted net loss per share
(before cumulative effect of accounting change) .......................          --           --      $  (7.02)
Basic and diluted net loss per share
(of cumulative effect of accounting change) ...........................          --           --      $   (.21)
Basic and diluted historical net loss per share .......................     $ (5.49)    $  (1.80)     $  (7.24)
Shares used in computing basic and diluted net loss per share .........       1,528        8,558        11,602

Options to purchase shares of RoweCom's stock totaling 470,328, 908,315, and 1,381,433 at December 31, 1998, 1999, and 2000, respectively, preferred stock purchase warrants totaling 120,698 at December 31, 1998 and common stock warrants totaling 224,000 and 1,370,056 at December 31, 1999 and 2000, respectively, were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been antidilutive.

3. Other Current Assets

The components of other current assets are as follows:

                                                             At December 31,
                                                             ---------------
                                                           1999             2000
                                                           ----             ----
Dawson Holdings PLC receivable ...............          $ 8,390          $   555
Other current assets .........................            3,916            2,948
                                                        -------          -------
                                                        $12,306          $ 3,503
                                                        =======          =======

4. Property and Equipment

The components of property and equipment are as follows:

                                                             At December 31,
                                          Useful Life        ---------------
                                            (Years)        1999          2000
                                            -------        ----          ----
Equipment ..........................          3-5        $  5,751     $  8,214
Leasehold improvements .............          1-6             354          847
Buildings ..........................           25           6,244        1,599
Land ...............................           --             135        2,692
                                                         --------     --------
                                                           12,484       13,352
                                                         --------     --------
Less: accumulated depreciation .....                       (1,697)      (3,618)
                                                         --------     --------
                                                         $ 10,787     $  9,734
                                                         ========     ========

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $199,000, $1.2 million and $1.9 million, respectively.

5. Goodwill and Intangible Assets

In accordance with the Dawson purchase agreement, an additional 465,300 shares were issued in May 2000, which were valued at approximately $10.7 million using the fair market value of the common stock at the time the acquisition was announced. The value of the shares issued increased the intangible assets associated with the Dawson purchase.

Goodwill and Intangible assets are as follows:

                                                               At December 31,
                                                               ---------------
                                         Useful life
                                            (years)          1999          2000
                                            -------          ----          ----
Goodwill ...........................             3          9,116         9,153
Customer list ......................            10         26,411        15,661
Completed technology ...............            10            995           595
Workforce ..........................            10          1,230           734
Trademarks and other assets ........             5          6,766         4,698
                                                         --------      --------
                                                           44,518        30,841
Less: accumulated amortization .....                       (2,779)      (11,318)
                                                         --------      --------
                                                         $ 41,739      $ 19,523
                                                         ========      ========

Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $13,000, $2.7 million and $8.9 million, respectively.

During the fourth quarter of 2000, RoweCom identified certain factors suggesting that the carrying value of certain long-lived assets may be impaired. These factors included a significant decline in the market value of RoweCom's common stock price relative to the stock price at the time of the acquisition of the Dawson Subscription Business and current period losses combined with a decline in the projected revenues and cash flows of the Dawson business. RoweCom's current estimates of the undiscounted future cash flows of the Dawson Subscription Business were not sufficient to cover the carrying amount of the intangible assets for the United States and Canadian operations. As a result, these long-lived assets were written down to their fair value, estimated using a discounted cash flow analysis at the geographic operating entity level, resulting in an intangible asset impairment charge of $30.1 million. The charge was determined by assessing the fair value of the intangible assets relative to the carrying value of the intangibles. The remaining intangible assets will be amortized over their remaining estimated useful lives. Amortization expense is expected to approximate $1.6 million per year through 2010. The impairment charge did not result in a reduction to the carrying value of property and equipment. Prior to the fourth quarter of 2000, RoweCom believed that the value of the Dawson intangibles were consistent with the values assigned at the time of the acquisition.

6. Income Taxes

RoweCom's loss before taxes are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                     1998       1999        2000
                                                     ----       ----        ----

Domestic ................................        $ (7,863)  $(20,505)  $(71,553)
Foreign .................................             342      6,946         28
                                                 --------   --------   --------
                                                 $ (7,521)  $(13,559)  $(71,525)
                                                 --------   --------   --------

The components of the income tax provision are as follows:

                                                       1998       1999      2000
                                                       ----       ----      ----
Current:
   Federal .....................................         --         --        --
   State .......................................     $   40     $  161        --
   Foreign .....................................         69      1,284     3,624
                                                     ------     ------    ------
Total ..........................................     $  109     $1,445    $3,624
Deferred:
   Federal .....................................         --         --        --
   State .......................................         --         --        --
   Foreign .....................................         --     $   63    $   37
                                                     ------     ------    ------
Total ..........................................         --         63        37
                                                     ------     ------    ------
Total provision for income taxes ...............     $  109     $1,508    $3,661
                                                     ------     ------    ------

The following is reconciliation between United States federal statutory rate and the effective rate:

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1998     1999       2000
                                                       ----     ----       ----

United States federal statutory tax rate ...         (34.0)%   (34.0)%   (34.0)%
Foreign taxes ..............................            .5      (7.4)      4.3
State taxes, net of federal benefit ........           1.0       1.0      (6.0)
Non-deductible expenses ....................           1.0       1.0      17.3
Net operating losses not benefited .........          33.0      50.5      23.7
                                                     -----     -----     -----
                                                       1.5%     11.1%      5.3%

The components of the net deferred tax asset are as follows:

                                                               1999        2000
                                                               ----        ----

   Net operating loss ......................               $ 12,418    $ 38,105
   Reserves and other ......................                  1,340       2,750
   Goodwill amortization ...................                    564       1,314
   Debt issue costs ........................                     --         791
   Other ...................................                    233         447
                                                           --------    --------
      Total ................................               $ 14,555    $ 43,407
   Valuation allowance .....................                (14,518)    (43,407)
                                                           --------    --------
      Net deferred tax asset ...............               $     37    $     --
                                                           --------    --------

As of December 31, 2000 RoweCom has net operating losses for federal and state income tax purposes of approximately $95.0 million, which begin to expire in 2010 for federal purposes and 2000 for state purposes. As required by Statement of Financial Accounting Standards No. 109, management of RoweCom has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that RoweCom will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately of $43.4 million has been established at December 31, 2000.

RoweCom has recognized a net deferred tax asset at December 31, 1999 of $37,000 related to foreign temporary differences. No deferred tax asset was recognized at December 31, 2000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, RoweCom has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Included in other assets is $37,000 representing the current portion of the net deferred tax asset of RoweCom at December 31, 1999.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further the limitation in further years.

7. Business Combinations.

In June 1999, RoweCom acquired all of the issued and outstanding capital stock of Corporate Subscription Services, Inc., a New Jersey Corporation, in a transaction accounted for using the purchase method of accounting. The total consideration of $6.1 million consisted of $5.9 million in cash, subject to certain post-closing adjustments, and 16,260 shares of RoweCom's common stock, which were valued at approximately $250,000.

In August 1999, RoweCom acquired all of the issued and outstanding capital stock of International Subscription Agencies, Pty. Ltd., an Australian corporation, for $1.5 million in cash in a transaction accounted for using the purchase method of accounting.

In October 1999, RoweCom acquired all of the issued and outstanding capital stock of Dawson Inc., a Delaware corporation, and certain assets of United Kingdom-based Dawson Information Services Group in a transaction accounted for using the purchase method of accounting. RoweCom paid net consideration of $34.0 million in cash and issued approximately 94,000 shares of RoweCom's common stock, which were valued at $1.7 million, and paid acquisition costs of $2.3 million, as part of an aggregate net consideration of approximately $35.7 million. An additional $6.1 million of acquisition costs were paid during 2000. Under the terms of the purchase agreement, RoweCom issued an additional 465,300 shares of RoweCom common stock in May 2000, at a price per share of approximately $22.98, totaling approximately $10.7 million, as part of the purchase price for the acquisition, after making an adjustment based upon profit calculations for the period from the completion of the acquisition to December 31, 1999.

The purchase price for the three acquisitions was allocated to the acquired assets and assumed liabilities as follows (in thousands):

Cash .....................................................            $  37,759
Other assets .............................................               59,073
Property and equipment, net ..............................                8,297
Liabilities ..............................................             (108,913)
Goodwill and intangible Assets ...........................               55,410
                                                                      ---------
                                                                      $  51,626
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

                                                         Year Ended December 31,
                                                         -----------------------

                                                                           1999
                                                                           ----
Revenues ...................................................          $ 440,098
Net loss ...................................................          $ (36,347)
Basic and diluted net loss per share .......................          $   (3.80)

On March 7, 2000, RoweCom and NewsEdge Corporation jointly announced that they have agreed by mutual consent to terminate their proposed acquisition agreement. Under the terms of the merger agreement, which was announced on December 7, 1999, RoweCom would have exchanged .26 shares of common stock for each share of NewsEdge common stock. The companies have chosen instead to move forward with a partnership that will enable the services of both companies to be integrated in ways that benefit their customers.

8. Loans Payable

Loans Payable is comprised of the following:

                                                         Year Ended December 31,
                                                         -----------------------
                                                              1999       2000
                                                              ----       ----

Revolving lines of credit ....................               $45,451    $25,825
Convertible notes ............................                15,609      9,271
                                                             -------    -------
                                                             $61,060    $35,096
                                                             -------    -------

2000 Loans Payable

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 98.0 million French Francs through and including April 30, 2001; 52.0 million French Francs from May 1, 2001 through and including June 30, 2001; and 13.0 million French Francs from July 1, 2001 through and including August 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) plus 0.55%. The line of credit also provides for a 10.0 million French Franc daily overdraft and expires on August 31, 2001. Outstanding borrowings at December 31, 2000 were $5.6 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 82.0 million French Francs through and including April 15, 2001; 60.0 million French Francs from April 16, 2001 through and including June 15, 2001; and 15.0 million French Francs from June 16, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 120% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) or a minimum of 5.75% plus 0.55%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at December 31, 2000 were $9.6 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 100.0 million French Francs through and including March 31, 2001; 55.0 million French Francs from April 1, 2001 through and including May 31, 2001; and 13.0 million French Francs from June 1, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at December 31, 2000 were $9.5 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit for 45.0 million French Francs. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable invoices greater than or equal to 1.0 million French Francs and accrues interest at the rate of EURIBOR (4.86% at December 31, 2000) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on March 31, 2001. Outstanding borrowings at December 31, 2000 were $1.3 million.

In September 2000, RoweCom issued a six-month convertible debenture in the original principal amount of $4 million. The debenture may be converted into shares of common stock at a conversion price of $5.884 per share. Conversion is at the holder's option, or if the closing bid price of RoweCom's stock exceeds $8.826 for 20 consecutive trading days, at RoweCom's option. The notes contain a beneficial conversion feature related to the ability to convert at less than fair market value and therefore, a portion of the proceeds from the issuance of the convertible debt equal to the intrinsic value of the beneficial conversion feature of approximately $1.0 million, has been allocated to additional paid-in capital. RoweCom also issued 135,958 common stock purchase warrants with an exercise price of $7.268 per share. These warrants have a five-year term and are exercisable at the holder's option. The placements will result in a monthly beneficial conversion charge of approximately $163,000 for the six-month redemption period, resulting in a total charge of approximately $1.0 million. Additionally, RoweCom will incur a warrant value discount charge of approximately $196,000 monthly, for the six-month debt term, resulting in a total charge of approximately $1.2 million. The notes are carried net of discount related to the conversion feature and warrants of approximately $2.2 million. Amortization of the discount, which is recorded as interest expense, totaled approximately $1.3 million for the year ended December 31, 2000. Outstanding borrowings at December 31, 2000, were $3.1 million

In addition, RoweCom issued 1.5 million Class A common stock purchase warrants having a term of one year and two business days. During the first year that the Class A warrants are outstanding, they may be exercised only if called by RoweCom, at a floating exercise price equal to 92% of the average closing bid price of a share of RoweCom stock on the two trading days preceding exercise, subject to a maximum exercise price of $20. These warrants expire if not exercised when called. On the final two business days that they are outstanding, the Class A warrants are exercisable at the holder's option at an exercise price of $20 per share. RoweCom's rights to call the Class A warrants are subject to certain restrictions, including volume limitations based on the trading volume in RoweCom's stock.

In May 2000, the two holders converted approximately $5.7 million of principal and interest into an aggregate of approximately 1.5 million shares. Also in May, RoweCom negotiated an agreement with the two holders of the convertible notes to redeem their outstanding balances. In June 2000, RoweCom redeemed $16.1 million of the convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion. In October 2000, RoweCom negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002, from May 26, 2001. The lenders on the outstanding notes have received an additional 395,158 common stock purchase warrants with an exercise price of $2.34 in exchange for the maturity date extension. This transaction was recorded as an extinguishment of short-term notes and an issuance of long-term notes, resulting in an extraordinary loss of $2.2 million. Additionally, RoweCom recognized at $2.4 million charge as a result of the cumulative effect of a change in accounting principle for the beneficial conversion feature associated with the notes. Amortization of the warrant discount on the long-term notes, which is recorded as interest expense, totaled $65,000 for the year ended December 31, 2000.Outstanding borrowings at December 31, 2000 were $6.2 million.

In May 2000, certain RoweCom shareholders and directors made available funds to repay the convertible notes' principal through the issuance of one-year promissory notes with an aggregate principal amount of $6.2 million. Additionally, 617,500 stock purchase warrants were issued with an exercise price of $5.00. The warrants vest immediately and expire 10 years from issuance. The one-year promissory notes are carried net of the warrant discount of approximately $2.3 million.

1999 Loans Payable

In December 1999, RoweCom's wholly owned French subsidiary established a line of credit for 80.0 million French Francs. Borrowing under the facility was limited to 110% of the subsidiary's accounts receivable, and accrued interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.55%. The line of credit was reduced to 35.0 million French Francs after April 1, 2000, and expired on June 16, 2000. The outstanding borrowings and accrued interest were paid in full in June 2000.

In December 1999, three wholly owned subsidiaries of RoweCom's wholly owned US subsidiary, entered into a revolving line of credit that permitted a maximum borrowing capacity as follows: $35.0 million through and including January 31, 2000; $25.0 million from February 1, 2000 through and including February 29, 2000; $15.0 million from March 1, 2000 through and including March 31, 2000; $10.0 million from April 1, 2000 through and including April 30, 2000; and $5.0 million from May 1, 2000 through and including May 30, 2000. All revolving amounts were due on or before May 31, 2000. Outstanding borrowings under the revolving credit facility bore interest at a variable rate of prime (8.50% at December 31, 1999), compounded daily. Interest was payable on the last business day of each month. The line of credit was secured by a lien on all of the assets, accounts receivable and after acquired property of the three subsidiaries. The outstanding borrowings and accrued interest were paid in full in April 2000.

In November 1999, RoweCom's wholly owned French subsidiary entered into a credit facility that permits a maximum borrowing of 100.0 million French Francs. The line of credit is for unlimited duration and bears interest at the bank's rate (3.20% at December 31, 1999) plus 1%. The line of credit also provides for a 100.0 million French Franc daily overdraft that is available from November 1 to May 31 each year, and bears interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.50%. The outstanding borrowings and accrued interest were paid in full in June 2000.

In October 1999, RoweCom's wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to (pound)3.0 million. The line of credit was collateralized by the subsidiary's accounts receivable. In addition, RoweCom guaranteed the loan up to an aggregate of (pound)5.4 million. The line of credit was available to the borrower until April 2, 2000, and bore interest at the rate of the bank's base rate, LIBOR (3.21% at December 31, 1999) plus 1%. In May 2000, the revolving line of credit was renewed for one year and increased to up to (pound)4.5 million bearing interest at the rate of the bank's base rate, LIBOR (4.84% at December 31, 2000). There were no outstanding borrowings at December 31, 2000.

In October 1999, RoweCom's wholly owned French subsidiary entered into a credit agreement for an initial 70.0 million French Franc line of credit that was reduced on February 29, 2000, to a 30.0 million French Franc line of credit. The line of credit was available from December 1, 1999 to May 31, 2000 and bore interest at the rate of EURIBOR (3.17% at December 31, 1999) plus 0.40%. The facility was guaranteed by RoweCom, which agreed to maintain 100% ownership of the subsidiary at all times while any amounts were outstanding under the facility, which terminated December 31, 2000, unless renewed. The outstanding borrowings and accrued interest were paid in full in June 2000.

In October 1999, RoweCom entered into a Securities Purchase Agreement with two investors under which RoweCom issued and sold notes convertible into RoweCom common stock in the aggregate principal amount of $20.0 million and warrants to purchase up to 224,000 shares of RoweCom's common stock at an exercise price of approximately $27.50 per share. The sale of the convertible notes and the warrants generated net proceeds of approximately $19.2 million for RoweCom. RoweCom also granted the investors certain rights to require the registration under applicable securities laws of the shares of RoweCom common stock issuable upon conversion of the notes and exercise of the warrants.

At December 31, 2000, the weighted average interest rate on outstanding borrowings was 5.88%.

RoweCom's debt agreements contain various financial and non-financial covenants with which RoweCom was in full compliance as of April 6, 2001.

During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion. During October 2000, RoweCom recorded an additional extraordinary loss of $2.2 million incurred in connection with the extension of the maturity date on its $6.2 million promissory notes issued in May 2000.

9. Commitments and Contingencies

RoweCom leases office space in Cambridge, Massachusetts; Westwood, Massachusetts; Los Angeles, California; Montvale, New Jersey; Chantilly, Virginia; London, Ontario, Canada; Montreal, Quebec, Canada; Brisbane, Australia; Madrid, Spain; Seoul, Korea; and Taipei, Taiwan under operating lease agreements which expire at various dates between March 2001 and December 2006, respectively. Rent expense, net of sublease income, for the years ended December 31, 1998, 1999, and 2000 was $217,000, $377,000, and
$613,000, respectively. RoweCom also leases certain office equipment and automobiles under operating leases expiring through 2006. At December 31, 2000, future minimum lease payments under noncancellable operating leases with remaining terms of one or more years are as follows:

                                                           At December 31,
                                                                2000
                                                                ----

            2001 ............................                $ 2,302
            2002 ............................                  2,063
            2003 ............................                  1,859
            2004 ............................                  1,791
            Thereafter ......................                  2,891
                                                             -------
            Total minimum lease payments ....                $10,906
                                                             =======

In December 2000, RoweCom entered into an agreement for the sale and subsequent leaseback of its Westwood, Massachusetts, facility. Under the terms of the agreement, RoweCom received cash proceeds of approximately $4.2 million on the sale and also entered into a seven year lease agreement commencing December 2000, with annual rent payments of approximately $585,000. RoweCom recorded a gain of $2.4 million on the sale, which has been deferred and is being amortized over the term of the lease agreement. For financial accounting purposes, this lease has been recorded as an operating lease.

On February 22, 2001, RoweCom was served with a lawsuit brought by two former employees and shareholders of RoweCom, David Rifkin and Julie Beckerman. In that case, the plaintiffs alleged that RoweCom breached its Employment Agreements with the plaintiffs, resulting in constructive termination of their employment with RoweCom. In addition, plaintiffs alleged that RoweCom failed to register certain securities with the SEC, causing plaintiffs an inability to sell their stock at an advantageous price. The lawsuit seeks $1.4 million in damages, which may be covered by insurance policies. RoweCom believes that the lawsuit is without merit and intends to defend it vigorously. RoweCom does not believe the lawsuit would negatively impact its financial condition.

10. Pensions and Other Retirement Benefits

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post

Retirement Benefits," was adopted by the company in 1999 with the acquisition of a new defined benefit plan.

RoweCom has a contributory defined benefit plan covering approximately half its UK employees. RoweCom became the sponsoring employer for the plan effect April 6, 2000, and a bulk transfer is due to take place in 2001 for Dawson Employees and inactive members. RoweCom's liabilities are approximately 20% of the plan. All figures presented represent RoweCom liabilities only.

The benefits for this plan are based primarily on years of service and employees' pay near retirement. RoweCom's funding policy is consistent with the funding requirements of local regulations.

                                                                At December 31,
                                                               1999        2000
                                                            -------------------
Change in Benefit Obligation
Benefit obligation at beginning of year ................         --     $ 2,462
Service cost ...........................................         63         157
Interest cost ..........................................         36         136
Plan participants' contributions .......................         13          69
Benefits paid ..........................................         (5)        (34)
Actuarial gain .........................................       (238)     (1,240)
Acquisition ............................................      2,652          --
Amendments .............................................         --          --
Currency adjustment ....................................        (59)        (82)
                                                            -------------------
Benefit obligation at end of year ......................    $ 2,462     $ 1,468
                                                            ===================

                                                                 At December 31,
                                                               1999        2000
                                                            -------------------
Change in plan assets
Fair value of plan assets at beginning of year .........         --     $ 3,190
Employer contributions .................................         13         190
Plan participants' contributions .......................         13          69
Actual return on plan assets ...........................        455      (1,648)
Benefits paid ..........................................         (5)        (34)
Acquisition ............................................      2,783          --
Currency adjustment ....................................        (69)       (132)
                                                            -------------------
Fair value of plan assets at end of year ...............    $ 3,190     $ 1,635
                                                            -------------------
Funded status ..........................................    $   729     $   169
Unrecognized prior service cost ........................         --          --
Unrecognized transition obligation  ....................         --          --
Unrecognized actuarial (gain) loss .....................       (632)         88
                                                            -------------------
Net amount recognized ..................................    $    97     $   257
                                                            ===================

                                                                           At December 31,

                                                                           1999       2000
                                                                        ------------------
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost ................................................   $    97   $    257
Accrued benefit liability ...........................................        --         --
Intangible asset ....................................................        --         --
Accumulated other comprehensive income ..............................        --         --
                                                                        ------------------
Net amount recognized ...............................................   $    97   $    257
                                                                        ==================

RoweCom Inc. Notes to Consolidated Financial Statements


                                                                           At December 31,

                                                                           1999       2000
                                                                        ------------------
Weighted-average assumptions
Discount rate .......................................................      6.00%      6.00%
Expected return on plan assets ......................................      7.75%      7.75%
Rate of compensation increase .......................................      5.00%      5.00%

                                                                           At December 31,

                                                                           1999       2000
                                                                        ------------------
Components of net periodic benefit cost
Service cost ........................................................   $    63   $    157
Interest cost .......................................................        36        136
Expected return on plan assets ......................................       (54)      (237)
Amortization of prior service cost ..................................        --         --
Amortization of transition obligation ...............................        --         --
Amortization of unrecognized gain ...................................        --        (26)
Curtailment/settlement gain .........................................        --         --
                                                                        ------------------
Net periodic benefit cost ...........................................   $    45   $     30
                                                                        ==================

There were no under funded pension plans in any years.

RoweCom maintains a contributory 401(k) defined contribution plan (the "Plan") to provide retirement benefits for principally all employees of RoweCom, as defined. Under the terms of the Plan, participants may defer between 1% and 15% of their compensation, a portion of which may be contributed on a pretax basis as defined by law.

RoweCom may also make discretionary contributions to the Plan. Participants vest in employer contributions over a five-year period. RoweCom did not make any contributions to the Plan during 1998, 1999 or 2000.

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

12. Stock Options

On April 25, 1997, RoweCom adopted the 1997 Stock Incentive Plan for directors, officers, employees and consultants of RoweCom. A total of 114,618 shares of common stock were reserved for issuance under the 1997 Stock Incentive Plan. These options vested upon RoweCom's initial public offering on March 9, 1999, and expire over a period not exceeding ten years.

On April 8, 1998, RoweCom adopted the 1998 Stock Incentive Plan. A total of 872,625 shares of common stock were reserved for issuance under the 1998 Stock Incentive Plan. These options generally vest over a four-year period and expire over a period not exceeding ten years.

The board establishes the exercise price based on the closing price of the stock on the day of grant and specifies these terms in the applicable option agreements.

Under the terms of the Plans, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the board of directors. Prior to RoweCom's common stock becoming a publicly traded stock, the board of directors considered a broad range of factors to determine the fair market value of the option to be granted including, the illiquid nature of an investment in RoweCom's common stock, RoweCom's historical financial performance, and RoweCom's future prospects.

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

Transactions during 1998, 1999 and 2000 related to stock options granted by RoweCom are as follows:

                                                                        Weighted
                                                                         Average
                                                         Shares   Exercise Price
                                                         ------   --------------

Outstanding at December 31, 1997 .................      155,328           $ 2.03
   Granted .......................................      819,198             2.09
   Exercised .....................................         (698)             .72
   Forfeited/canceled ............................     (503,500)            2.72
                                                      --------------------------
Outstanding at December 31, 1998 .................      470,328             1.17
   Granted .......................................      896,204            23.06
   Exercised .....................................     (167,274)            1.21
   Forfeited/canceled ............................     (290,943)           11.28
                                                      --------------------------
Outstanding at December 31, 1999 .................      908,315            19.48
   Granted .......................................      926,350             7.63
   Exercised .....................................      (49,623)            1.59
   Forfeited/canceled ............................     (403,610)           12.43
Outstanding at December 31, 2000 .................    1,381,432           $13.64
                                                      --------------------------

At December 31, 1998, 1999 and 2000, 66,994, 130,569, and 141,202 options were exercisable at exercise prices ranging from $0.72 to $50.13 and at December 31, 2000, 521,044 were available for grant.

The following table summarizes information about fixed stock options outstanding at December 31,2000:

                                                          Weighted                         Weighted
                                     Weighted Average      Average                          Average
                         Number             Remaining     Exercise          Number         Exercise
Exercise Price      Outstanding      Contractual Life        Price     Exercisable           Price
--------------      -----------      ----------------        -----     -----------           -----
                         Options Outstanding                         Options Exercisable
                         -------------------                         -------------------
 $ .72                   63,360     .5                      $  .72           1,944          $  .72
 2.38-2.86              488,306    9.8                        2.38             102            2.86
 4.50-5.01              113,860    9.4                        4.51           1,006            5.01
 9.63-16.88             221,580    8.8                        8.16          23,732           12.02
 17.63-28.50            224,083    8.7                       22.59          66,990           22.30
 $34.44-$46.00          270,243    8.9                       37.95          47,428           39.98
                      ---------                                            -------          ------
                      1,381,432    8.8 years                $13.64         141,202          $26.07

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee contribution plans at fair value. RoweCom has chosen to account for stock-based employee compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

Had compensation cost for RoweCom's stock option plans been determined based on the estimated fair value of the option at the date of grant for awards in 1998 using the Black-Scholes option pricing model consistent with SFAS No. 123, the adjustment to net loss would have been immaterial. Pro forma net loss for the year ended December 31, 1999, would have been $16,506,000 and basic and diluted net loss per share would have been $(1.93). Pro forma net loss for the year ended December 31, 2000, would have been $90,711,000 and basic and diluted net loss per share would have been $(7.82). The weighted average fair value of options granted are $0.80, $19.15, and $7.27, respectively. For this purpose, the fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 5.39%, 5.91% and 6.48%; no dividend yields; volatility factors of 0%, 100.0% and 142.2%; and a weighted-average expected life of the options of 8.0 years, 6.9 years, and 7.0 years.

13. Employee Stock Purchase Plan

In February 1999, RoweCom's board of directors and stockholders approved the 1999 Employee Stock Purchase Plan, which enables eligible employees to acquire shares of common stock through payroll deductions. A total of 872,625 shares of common stock have been reserved for issuance under this plan. This plan is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986. Offerings under this plan start on January 1 and July 1 of each year and end on June 30 and December 31 of each year. During each offering period, an eligible employee may select a rate of payroll deduction of from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for the common stock purchased under this plan is 85% of the lesser of the fair market value of the shares on the first day or the last day of the offering period. As of December 31, 1999 and December 31, 2000, 12,826 and 71,405 shares had been issued under the employee stock purchase plan, respectively. At December 31, 2000 an aggregate of 801,220 additional shares of common stock are reserved for issuance under this plan.

14. Operating Segment and Geographic Information

RoweCom operates in one business segment, that being a provider of knowledge acquisition and management services. During 1998, RoweCom conducted operations predominantly in the United States and Canada. Subsequent to 1998, RoweCom conducted operations in the United States, Canada, France, the United Kingdom, Spain, Australia, Korea, and Taiwan. RoweCom's reportable segments are based upon geographic area. RoweCom has four reportable segments: North America, France, the United Kingdom and Other. North America consists of the United States and Canada. Other consists of Spain, Australia, the Netherlands, the British Virgin Islands, Barbados, Korea, and Taiwan and were not reported separately as they are not material. RoweCom evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the business segments are the same as those described in Note 1 "Summary of Significant Accounting

Policies". The following table summarizes the revenue, gross profit, operating loss, depreciation and amortization expense, and identifiable assets by reportable segment.

                                                       North                 United
                                                     America     France     Kingdom        Other   Consolidated
                                                   ---------    -------    --------     --------   ------------
1998
Revenue ..................................         $  19,053         --          --           --      $  19,053
Gross profit .............................               317         --          --           --            317
Operating loss ...........................            (7,693)        --          --           --         (7,693)
Depreciation and amortization ............               212         --          --           --            212
Identifiable assets ......................            20,284         --          --           --         20,284
                                                   ---------    -------    --------     --------      ---------
1999
Revenue ..................................         $ 203,110    $72,021    $ 26,396     $  6,077      $ 307,604
Gross profit .............................             9,584      7,818       2,520          829         20,751
Operating income (loss) ..................           (20,997)     5,664       1,065          134        (14,134)
Depreciation and amortization ............             3,491         65          79          280          3,915
Identifiable assets ......................           109,323     73,237      18,617       14,431        215,608
                                                   ---------    -------    --------     --------      ---------
2000
Revenue ..................................         $ 207,751    $93,861    $ 36,477     $  9,492      $ 347,581
Gross profit .............................            16,518      9,893       3,171        1,501         31,083
Operating income (loss) ..................           (65,974)     2,902        (922)      (2,177)       (66,171)
Depreciation and amortization ............             8,730        358         135        1,606         10,829
Identifiable assets ......................         $  47,093    $80,457    $ 14,539     $ 11,697      $ 153,786

For the years ended December 31, 1998, 1999 and 2000, three customers represented 21%, 3% and 4% of total revenues, respectively.

15. Subsequent Events

Secured Short Term Notes

On January 31, 2001, RoweCom closed $9 million in floating rate senior secured notes from several suppliers. The notes are due on December 28, 2001, and interest is payable upon maturity of the loan at a rate of prime plus 1%. The notes are subordinated to all revolving lines of credit of RoweCom and are collateralized by substantially all of the company's trade accounts receivables and certain other assets. As of April 6, 2001, $9.0 million was outstanding.

United States Line of Credit

On February 5, 2001, RoweCom obtained a $25 million line of credit for its United States subsidiaries with Fleet Capital. The line of credit is collateralized by the receivables of RoweCom's United States operating subsidiaries and certain other assets. The line of credit bears interest at the rate of prime plus 2% and expires on May 31, 2001. This line was paid in full as of April 4, 2001. Total fees associated with the line of credit were approximately $825,000. On April 16, 2001, RoweCom received a waiver on its covenants from Fleet Capital, regarding its non-compliance with the January 2001 covenants. RoweCom was in compliance with both the February 2001 and March 2001 covenants.

RoweCom France S.A.S. Secured Short-term Notes

On March 9, 2001, RoweCom France, S.A.S., a wholly owned subsidiary of RoweCom, received extensions on the existing lines of credit in France, for a total of (euro) 4 million ($4.4 million), from Credit Lyonnais, Banque Nationale de Paris, Barclays Bank, and Banque Populare Region Quest de Paris. The loans mature on April 30, 2001. Interest rates range from EUIBOR plus
 .45% to EUIBOR plus

 .60%. The extensions are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and RoweCom Faxon Taiwan-Hong Kong, all of which are wholly owed subsidiaries of RoweCom. As of April 6, 2001, $4.4 million was outstanding.

Payment of $4 million Convertible Debenture

On March 12, 2001, RoweCom received a waiver from Montrose Capital, extending the due date on its $4 million six-month convertible debenture until March 14, 2001. On March 14, 2001 RoweCom paid off the $4 million convertible debenture, including all accrued interest.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2001            ROWECOM INC.


                                By:

                                                  Richard R. Rowe
                                         Chairman of the Board of Directors
                                            and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



/s/ Richard R. Rowe         Richard R. Rowe               Chairman of the Board of Directors and
-----------------------                                   Chief Executive Officer (Principal Executive
                                                          Officer)

/s/ Paul Burmeister         Paul Burmeister               Senior Vice President and Chief Financial Officer
-----------------------                                   (Principal Financial and  Accounting Officer)

/s/ John Kennedy            John Kennedy                  Director
-----------------------

/s/ Thomas Lemberg          Thomas Lemberg                Director
-----------------------

/s/ Jerome S. Rubin         Jerome S. Rubin               Director
-----------------------

/s/ Philippe Villers        Philippe Villers              Director
-----------------------

                            Donald A.B. Lindberg, M.D.    Director
-----------------------