Form 10-K/A
period 2000-12-31
ROWECOM INC
filed 2001-04-30
CIK 1074676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Report") is being filed only to reposition certain information previously presented in Note 9, "Commitments and Contingencies" to Note 15, "Subsequent Events" in the Notes to the Consolidated Financial Statements and to include information related to Items 11, 12, and 13, previously incorporated by reference to RoweCom's Proxy Statement. The Registrant's Consolidated Financial Statements referenced in Item 8 and Item 14 of the Report have not changed other than the aforementioned changes to Notes 9 and 15.

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

-----------

(1)   Resigned effective April 12, 2001.

(2)   Member of the Compensation Committee.

(3)   Member of the Audit Committee.

(4)   Resigned effective May 31, 2000.

ELECTION OF DIRECTORS

The Board of Directors of RoweCom consists of seven members and is divided into three classes of Directors. There are two Directors in the first class, two Directors in the second class and three Directors in the third class. At each Annual Meeting, stockholders elect replacements for the Directors whose terms are expiring, and the Directors so elected will serve for a three-year term. Directors serve until the Annual Meeting at which their term expires, or until their successors are duly elected and qualified. The current Directors of RoweCom were nominated and elected at the 1999 Annual Meeting, held on May 31, 2000.

The Board of Directors has nominated John Kennedy, whose term expires in 2001, to serve as a Class 1 Director. Mr. Kennedy has agreed to serve if elected, and RoweCom has no reason to believe that he will be unable to serve. In the event that the nominee is unable to or declines to serve as a Director at the time of the Annual Meeting, proxies will be voted for such other nominee as is then designated by the Board of Directors. Donald A.B. Lindberg M.D. has resigned effective June 6, 2001, creating a second vacancy. The Board of Directors has decided not to fill the two vacancies at this time. The Board has determined that the positions will remain open until suitable candidates for Directorship have been found and nominated. As soon as the Board of Directors has selected acceptable replacements, the vacancies will be filled.

The following table sets forth for the nominee to be elected at the Annual Meeting and for each Director whose term of office will extend beyond the meeting, his age, the position(s) currently held by each nominee or Director with RoweCom, the year such nominee or Director was first elected a Director, the year each nominee's or Director's term will expire and the class of Director of each nominee or Director.



NOMINEE OR DIRECTOR'S NAME                  DIRECTOR         YEAR TERM WILL     CLASS OF
--------------------------                     SINCE                 EXPIRE     DIRECTOR
                                            --------         --------------     --------

Dr. Richard R. Rowe                             1994                  2003            3
John Kennedy                                    1999                  2004            1
Thomas Lemberg                                  1996                  2002            2
Jerome Rubin                                    1995                  2003            3
Philippe Villers                                1998                  2003            2



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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires RoweCom's Directors, executive officers and persons who own more than 10% of a registered class of RoweCom's securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of RoweCom. Directors, executive officers and greater-than-10% stockholders are required by SEC regulation to furnish RoweCom with copies of all Section 16(a) reports to file.

To RoweCom's knowledge, based solely on a review of copies of such reports furnished to RoweCom and written representations that no other reports were required, RoweCom believes that during the year ended December 31, 2000, its Directors, executive officers and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of: Charles Germain and Jerome Rubin. Mr. Germain filed Form 3 ownership of shares late. There were no transactions reported on this document. Mr. Rubin filed Form 4 statement of changes in beneficial ownership of shares late. There were three transactions on this report; all of which provided information on the exercise of his options.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 1999 and 2000 for (i) RoweCom's Chief Executive Officer and (ii) RoweCom's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2000 and whose total salary and bonus exceeded $100,000 for services rendered to RoweCom and its subsidiaries during 2000.

SUMMARY COMPENSATION TABLE


                                                        ANNUAL COMPENSATION(1)      LONG-TERM COMPENSATION
                                                                                    AWARD
                                                      --------------------------    ----------------------
NAME                                                  FISCAL  SALARY    BONUS($)    SECURITIES UNDERLYING
                                                       YEAR   ($)                   OPTIONS (#)
----------------------------------------------------------------------------------------------------------
Dr. Richard R. Rowe                                   2000    $200,000  -           -
Chairman of the Board and Chief Executive Officer     1999    $253,000  -           150,000

Paul Burmeister(2)                                    2000    $230,769  $75,000     210,000
Senior Vice President and Chief Financial Officer     1999    -         -           -

Charles Germain                                       2000    $159,000  $8,342      60,000
President of Europe, Latin American and Asia-         1999    $ 25,000  -           50,000
Pacific Operations

James Krzywicki                                       2000    $210,000  $23,205     110,000
Chief Operating Officer and President of North        1999    $ 66,667  -           110,000
American Operations

Thomas Tonkrey(3)                                     2000    $207,790  $87,413     75,000
President of Academic and Medical Services            1999    $216,442  $50,168     -


(1) Excludes certain perquisites and other benefits, the amount of which did not exceed 10% of the employee's total salary and bonus.

(2) Mr. Burmeister was RoweCom's Senior Vice President and Chief Financial Officer until he resigned effective April 12, 2001.

(3) Mr. Tonkrey was RoweCom's President of Academic and Medical Services until he resigned effective February 28, 2001.

EMPLOYMENT AND NON-COMPETITION AGREEMENTS

Ian Best, one of RoweCom's executive officers, has an employment contract. All other officers serve at the discretion of RoweCom's Board of Directors.

Dr. Rowe, Messrs. Sands, Krzywicki, and Smith are each parties to Non-Competition Agreements with RoweCom under which they have agreed not to compete with the business of RoweCom or solicit its customers or employees for a period of 18 months after termination of employment, in the case of Dr. Rowe, and 12 months after termination of employment, in the case of each of the other officers. Under the terms of these non-competition agreements, if the relevant officer is terminated other than for cause, as defined in the non-competition agreements, or resigns for good reason, also as defined in the non-competition agreements, RoweCom will pay to the officer for the duration of the non-competition period a monthly non-competition payment equal to two-thirds of the officer's monthly salary at the time of termination. RoweCom has the option of ceasing these payments at any time during the non-competition period, at which time the officer's non-competition and related obligations under the non-competition agreement would cease.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning stock options granted to each of the officers named in the Summary Compensation Table that received such options during 2000. No stock appreciation rights were granted to these individuals during 2000.


                                                                                     Potential Realizable
                                      Individual Grants                                Value at Assumed
                                      -------------------                               Annual Rates of
                             Number of       Percent of                                   Stock Price
                            Securities    Total Options                                Appreciation for
                            Underlying       Granted to    Exercise                     Options Term(2)
                               Options        Employees       Price   Expiration   -----------------------
Name                        Granted(1)          in 2000   Per Share         Date        5%      10%
----                        ---------           -------   ---------         ----        --      ---
Dr. Richard R. Rowe......           -                 -           -            -            -         -
Paul Burmeister..........     100,000             10.80%     $34.44       2/2/10   $2,165,913   $5,488,849
                               10,000              1.08%     $ 9.63      4/20/10   $   60,563   $  153,477
                              100,000             10.80%     $ 2.38     10/26/10   $  149,677   $  379,311
Charles Germain..........      60,000              6.48%     $ 2.38     10/26/10   $   89,617   $  227,108
James Krzywicki..........      10,000              1.08%     $ 9.63      4/20/10   $   60,531   $  153,398
                              100,000             10.80%     $ 2.38     10/26/10   $  149,362   $  378,514
Thomas Tonkrey...........      50,000              5.40%     $ 9.63      4/20/10   $  302,656   $  766,989
                               25,000              2.70%     $ 2.38     10/26/10   $   37,341   $   94,628


       ---------------
       (1) Shares underlying options generally vest over a three-year or four-year period, unless accelerated in accordance with the stock option agreements governing such stock options.

       (2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed appreciation rates of five percent and ten percent in the fair market value of shares of RoweCom Common Stock from the fair market value on the date of grant, which rates are set by the Securities and Exchange Commission and compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of option exercise prices, but do not include deductions for taxes or other expenses associated with the exercises. Actual gains, if any, are dependent on the performance of the RoweCom Common Stock and the date on which the option is exercised. We cannot assure you that the amounts reflected will be achieved or will otherwise be indicative of the actual amounts received, if any.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth certain information concerning option exercises during 2000 and option holdings at December 31, 2000 with respect to each of the officers named in the Summary Compensation Table that held options.


                                                                      Number of Shares Underlying Options at Year       Value of
                                                                                        End                            Unexercised
                                                                                        ---                           In-the-Money
                                                                                                                   Options at Year
                           Shares Acquired On                                                                               End(2)
Name                              Exercise(#)     Value Realized($)    Exercisable(1)        Unexercisable             Exercisable
----                              -----------     -----------------    --------------        -------------             -----------
Dr. Richard R. Rowe                         -                     -            40,625              109,375                       -
Paul Burmeister                             -                     -                 -              210,000                       -
Charles Germain                             -                     -            13,542               96,458                       -
James Krzywicki                             -                     -            34,375              185,625                       -
Thomas Tonkrey                              -                     -                 -               75,000                       -

        --------------
(1) "Exercisable" refers to those options that were both exercisable and vested, while "Unexercisable" refers to those options that were unvested.

(2) Value is determined by subtracting the exercise price per share from $6.25 per share, the closing price of shares of RoweCom Common Stock reported on Nasdaq's National Market on December 29, 2000, and multiplying the result by the number of shares underlying the options.

COMPENSATION PLAN

RoweCom Directors who are employees of RoweCom will not be paid any fees or receive any additional compensation for service as members of the Board of Directors or any Committee of the Board other than the issuance of options to purchase shares of common stock under the Amended and Restated 1998 Stock Option Plan, and RoweCom has entered into customary arrangements with respect to expense reimbursement. Directors who are not employees of RoweCom or any of its subsidiaries will not be paid any fees or receive any compensation for service as members of the Board of Directors or any Committee of the Board other than the issuance of options to purchase shares of common stock under either the 1999 Non-Employee Director Stock Option Plan or the 1998 Amended and Restated Stock Option Plan. RoweCom has entered into customary arrangements with respect to fees and expense reimbursement. RoweCom maintains Directors' liability insurance and its certificate of incorporation provides for mandatory indemnification of Directors to the fullest extent permitted by Delaware law. In addition, RoweCom's certificate of incorporation limits the liability of its Directors or its stockholders for breaches of the Directors' fiduciary duties to the fullest extent permitted by Delaware law.

AUDIT AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

RoweCom's Board of Directors has established a Compensation Committee and an Audit Committee. The Board of Directors met eight times during the fiscal year ended December 31, 2000. The members of the Compensation Committee are John Kennedy and Thomas Lemberg. The Compensation Committee met five times during the fiscal year ended December 31, 2000. The members of the Audit Committee are Thomas Lemberg, Jerome Rubin and Philippe Villers. The Audit Committee met four times during the fiscal year ended December 31, 2000. All of the Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by committees of the Board of Directors on which they served, with the exception of Donald Lindberg.

The Compensation Committee is responsible for reviewing and approving all compensation arrangements for officers of RoweCom and for administering its stock option and stock purchase plans. During 2000, John Kennedy and Thomas Lemberg were members of the Compensation Committee and all executive compensation determinations for RoweCom were made by these members for the fiscal year ended December 31, 2000.


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

RoweCom's executive compensation program is administered by the Compensation Committee of the Board (the "Committee"). The role of the Committee, which is comprised of two outside non-employee directors, is to review and approve the base salaries, bonuses, stock options and other compensation of the executive officers and management-level employees of RoweCom. The Committee also administers RoweCom's stock option plans.

RoweCom's executive compensation program utilizes RoweCom performance, individual performance and an increase in stockholder value over time as determinants of executive pay levels. These principles are intended to motivate executive officers to improve the financial position of RoweCom, to hold executives accountable for the performance of the organizations for which they are responsible, to attract key executives into the service of RoweCom and to create value for RoweCom's shareholders. The compensation for executive officers is based on two elements: cash compensation and equity-based compensation.

CASH COMPENSATION

RoweCom reviews executive compensation surveys in the Subscription industry, the Internet industry and general industry to ensure that the total cash compensation provided to executive officers and senior management remains at a competitive level to enable RoweCom to attract and retain management personnel with the talents and skills required to meet the challenges of a highly competitive industry. The compensation of executive officers is reviewed annually by the Committee.

BONUSES

RoweCom's executive officers are eligible for an annual cash bonus. Annual bonuses are determined on the basis of individual and corporate performance. One of the most significant corporate performance measures for bonus payments is contribution to operating results. Payments to named executive officers in 2000 were made in the following amounts: Paul Burmeister $75,000; Charles Germain $8,342; James Kryzwicki $23,205, and Thomas Tonkrey $87,413.


EQUITY-BASED COMPENSATION

In fiscal year 2000, the Compensation Committee emphasized equity-based compensation, principally in the form of options, as the cornerstone of RoweCom's executive compensation program. Equity awards are typically set by the Compensation Committee based on industry surveys, each officer's individual performance and achievements, market factors and the recommendations of management. In fiscal year 2000, executive officers were eligible to receive grants of stock options under the 1998 Plan. In addition, executive officers were eligible to participate in RoweCom's Employee Stock Purchase Plan.

During fiscal year 2000, all of the executive officers of RoweCom who received new option grants were granted options under the 1998 Plan. The options granted under the 1998 Plan were at an exercise price equal to the fair market value of the Common Stock on the date of grant and generally vest over a three-year period or four-year period after grant, subject to the participant's continued employment with RoweCom. All options granted under the 1998 Plan expire ten years from the date of grant, unless a shorter term is provided in the option agreement or the participant's employment with RoweCom terminates before the end of such ten-year period.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER


Dr. Richard R. Rowe, RoweCom's Chief Executive Officer, received a salary of $200,000 for the services he performed for RoweCom in fiscal year 2000.

                      Members of the Compensation Committee
                        John Kennedy and Thomas Lemberg.


                                PERFORMANCE GRAPH


RoweCom's Common Stock has been listed for trading on the Nasdaq National Market under the symbol ROWE since March 9, 1999.

The following graph compares the cumulative stockholder return on the Common Stock of RoweCom for the years ended December 31, 1999 and December 31, 2000 with the cumulative total return on (i) the Nasdaq Stock Market Index and
(ii) the Bloomberg Internet Applications Software Index. During fiscal years 1999 and 2000, RoweCom paid no dividends.

This graph assumes the investment of $100 on March 9, 1999, in RoweCom's Common Stock in each of the indices listed above and assumes dividends are reinvested. Measurement points are on March 9, 1999 and the last trading day of the quarters of 1999 and 2000.

                      COMPARE CUMULATIVE TOTAL RETURN AMONG
                 ROWECOM INC., NASDAQ MARKET INDEX AND BLOOMBERG
                      INTERNET APPLICATIONS SOFTWARE INDEX


                                  3/9/99    3/31/99    6/30/99   9/30/99   12/31/99    3/31/00    6/30/00    9/30/00    12/30/00
                                  ------    -------    -------   -------   --------    -------    -------    -------    --------

RoweCom                           $100.0    $178.1     $ 62.2    $113.3     $185.2     $ 69.4     $ 20.2     $ 15.1      $  2.6
Nasdaq Stock Market                100.0     102.9      112.3     114.8      170.1      191.1      165.7      153.5       103.2
Bloomberg Internet Applications    100.0     124.8      188.6     277.1      768.2      699.2      614.8      464.8       192.7
Software Index


Item 12. Security Ownership of Certain Beneficial Owners and Management

STOCK OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS OF ROWECOM

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 25, 2001 by (i) each person who, to the knowledge of RoweCom, owned beneficially more than 5% of the RoweCom Common Stock outstanding as of such date, (ii) each Director of RoweCom,
(iii) each current executive officer named in the table captioned "Summary Compensation Table" in this Proxy Statement and (iv) all Directors and executive officers as a group.


                                                 Number of
                                                 shares of
                                                   RoweCom         Percent of
Name and address of beneficial owner(1)       common stock       ownership(2)
--------------------------------------        ------------       ------------
Dr. Richard R. Rowe(3)                          1,810,255              14.54%
Brant Investment Limited(4)                       867,386               6.97%
Donald A.B. Lindberg, M.D.(5)                       5,236                   *
James Krzywicki(6)                                 72,569                   *
Ian Best(7)                                         4,781                   *
Paul Burmeister(8)                                 30,667                   *
John Kennedy(9)                                   875,240               7.03%
Thomas Lemberg(10)                                 28,998                   *
Jerome Rubin(11)                                   41,086                   *
Philippe Villers(12)                               62,809                   *
Charles Germain(13)                                31,459                   *
Rodney Smith(14)                                    7,967                   *

All current Directors and executive officers as a group (11 persons) (15)

     ------------------
     *     Represents less than 1% of the outstanding shares.

     (1) Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to the shares. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the address of each beneficial owner is c/o RoweCom Inc., 15 Southwest Park, Westwood, MA 02090.

     (2) Applicable percentage of ownership as of April 25, 2001 is based upon 12,452,990 shares of RoweCom Common Stock outstanding on such date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

     (3) Includes 1,700,841 shares of Common Stock held by Dr. Richard R. Rowe and an aggregate of 50,000 shares held in trust for the benefit of members of Dr. Rowe's family. Also includes 59,414 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

     (4) Brant Investments Limited's address is c/o Working Ventures Canadian Fund Inc., 250 Bloor Street East, Suite 1600, Toronto, Ontario M4W1E6.

     (5) Includes 5,236 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

     (6) Includes 67,569 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

     (7) Includes 4,514 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

     (8) Includes 29,167 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

     (9) Consists of shares beneficially owned by Working Ventures Canadian Fund Inc. and 7,854 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001. Mr. Kennedy is the representative of Working Ventures Canadian Fund Inc. to RoweCom's Board of Directors and may be deemed to control the voting and disposition of the Common Stock held by Working Ventures Canadian Fund Inc. Mr. Kennedy disclaims beneficial ownership of the Common Stock held by Working Ventures Canadian Fund Inc. Mr. Kennedy's address is c/o Working Ventures Canadian Fund Inc., 250 Bloor Street East, Suite 1600, Toronto, Ontario M4W1E6.

    (10) Includes 13,089 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

    (11) Includes 7,854 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

    (12) Includes 9,599 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

    (13) Includes 31,459 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

    (14) Includes 5,191 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

    (15) Includes 240,946 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of April 25, 2001.

Item 13. Certain Relationships and Related Transactions

In May 2000, certain RoweCom shareholders and directors loaned funds to repay RoweCom's convertible notes' principal through the issuance of one-year promissory notes with an aggregate principal amount of $6.2 million. A portion of the $6.2 million was received directly from directors of RoweCom:
Philippe Villers, $1.3 million; Dr. Richard R. Rowe, $1.0 million and Working Ventures Canadian Fund, $1.0 million. Additionally, 617,500 common stock purchase warrants were issued with an exercise price of $5.00, the closing price of RoweCom's common stock on the date of grant. Of the 617,500 common stock purchase warrants issued, Philippe Villers received 160,000, Dr. Richard R. Rowe received 100,000, and Working Ventures Canadian Fund received 100,000. In October 2000, RoweCom negotiated with lenders to extend the due date by one year on its $6.2 million promissory notes to May 26, 2002, from May 26, 2001. The lenders on the outstanding notes have received an additional 392,598 common stock purchase warrants with an exercise price of $2.34 in connection with the maturity date extension. Of the 392,598 common stock purchase warrants issued, Philippe Villers received 102,390, Dr. Richard R. Rowe 63,993 and Working Ventures Canadian Fund 63,993. The terms and conditions of the loans and common stock purchase warrants were the same for all investors.

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

      (2) Index to Financial Statement Schedules:

      None

      (3) Index to Exhibits

Exhibit No.                          Description
-----------                          -----------

     4.1 Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
     4.2        Amended and Restated By-Laws (Incorporated by reference to
                Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
     4.3 Form of Stock Certificate of the Registrant's Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
    10.1+ 1997 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333- 68761)).
    10.2+ 1998 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
    10.3+       1998 Employee Stock Purchase Plan (Incorporated by reference to
                Exhibit 10.3 to the Registrant's Registration Statement on
                Form S-1 (file no. 333- 68761)).
    10.4+ Amended and Restated 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
    10.5* Lease of 60 Aberdeen Ave., Cambridge, Massachusetts, dated as of April 30, 1999, between Western Properties Master LLC and the Registrant.
    10.6* First Addendum to Lease of 60 Aberdeen Ave., Cambridge, Massachusetts, dated December 1999, among Western Properties Master LLC and the Registrant.
    10.7* Sublease of 60 Aberdeen Ave., Cambridge, Massachusetts, dated as of December 8, 1999, between the Registrant and Celarix, Inc.

    10.8+ Form of Non-Competition Agreements by and between the Registrant and each of Dr. Richard R. Rowe and Ronald Grigg (Incorporated by reference to Exhibit 10.15 to RoweCom's Registration Statement on Form S-1 (file no. 333-68761)).
    10.9+* Form of Non-Competition Agreement by and between the Registrant and James Krzywicki.
    10.10+* Form of Non-Competition Agreement by and between the Registrant and Rodney Smith.
    10.11+* Form of Non-Competition Agreement by and between the Registrant and Jeff Sands.
    10.12+* Form of Employment Agreement by and between the Registrant and Ian Best.
    10.13 Electronic Commerce Referral and Revenue Sharing Agreement, dated August 24, 1998, by and between Intelisys Electronic Commerce LLC and the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on
                Form S-1 (file no. 333-68761)).
    10.14 Marketing and Integration Agreement, dated as of August 20, 1998, by and between the Registrant and barnesandnoble.com inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761))
    10.15* First Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                December 23, 1998.
    10.16* Second Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                January 1999.
    10.17* Third Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                March 3, 1999.
    10.18* Fourth Addendum to Marketing and Integration Agreement by and between the Registrant and barnesandnoble.com, dated
                May 17, 1999. (Does not include Disclosure Schedules. The Registrant will furnish a copy of any such omitted exhibit or Schedule to the Commission upon request.)
    10.19 Partnership Agreement between the Registrant and Absolute Backorder Service, Inc., dated January 13, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 000-21379, filed May 15, 2000).
    10.20 Strategic Alliance and Marketing Agreement between the Registrant and AsiaSmart Pte Ltd., dated July 24, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 000-21379 filed
                November 20, 2000).
    10.21 Content and Co-Marketing Agreement, dated September 28, 1998, by and between the Registrant and NewSub Services, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
    10.22 Content and Co-Marketing Agreement, dated October 23, 1998, between the Registrant and Publications Resource Group, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).

                Exhibit 10.21 to the Registrant's Registration Statement on
                Form S-1 (file no. 333-68761)).
    10.23 Exchange Option Agreement, dated as of February 3, 1999, between the Registrant and Working Ventures Canadian Fund Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (file no. 333-68761)).
    10.24       Agreement between the Registrant and NewsEdge Corp., dated
                March 31, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 333-68761) filed May 12, 1999).
    10.25 Supplier Agreement between the Registrant and Commerce One, dated April 20, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 000-25163) filed August 13, 1999).
    10.26 Stock Purchase Agreement, dated June 14, 1999, by and among the Registrant, Julie Sue Beckerman and David Rifkin (Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K (file no. 000-25163) filed June
                22, 1999).
    10.27 Securities Purchase Agreement, dated as of October 13, 1999, by and among the Registrant and the "Buyers" indicated therein (note: exhibits and schedules omitted) (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).
    10.28 Form of Note issued pursuant to the Securities Purchase Agreement (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (file no.
                000-25163) filed October 14, 1999).
    10.29 Form of Warrant issued pursuant to the Securities Purchase Agreement (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K (file no.
                000-25163) filed October 14, 1999).
    10.30 Registration Rights Agreement, dated as of October 13, 1999, by and among the Registrant and the "Buyers" indicated therein (Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K (file no. 000-25163) filed October 14, 1999).
    10.31 Agreement, dated as of September 16, 1999, by and among the Registrant, Dawson Holdings Plc, the Vendors and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (file no. 000-25163) filed October 18, 1999).
    10.32 Strategic Alliance and Marketing Agreement between the Registrant and Office.com Inc., dated September 27, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 000-25163) filed November 15, 1999).
    10.33 Stock Purchase Agreement, dated August 18, 1999, by and among the Registrant, Ashcliff Pty Ltd as trustee for the AJ Gans Children's Trust and Alfred Jacob Gans (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (file no. 000-25163) filed November 15, 1999).
    10.34 Form of Revolving Note, dated December 14, 1999, issued to American National Bank and Trust Company of Chicago, The Turner Subscription Agency, McGregor Subscription Service, Inc. and The Faxon Company, Inc. (Incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed March 16,
                2000).
    10.35 RoweCom Corporate Guaranty, to American National Bank and Trust Company of Chicago, N.A. dated as of December 14, 1999. (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed March 16, 2000).
    10.36 Dawson Corporate Guaranty, to American National Bank and Trust Company of Chicago, N.A. dated as of December 14, 1999. (Incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed March 16, 2000).
    10.37 Environmental Indemnity Agreement, dated as of December 14, 1999, among American National Bank and Trust Company of
                Chicago, the Registrant, Dawson, The Turner Subscription
                Agency, McGregor Subscription Service, Inc. and The Faxon Company, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed March 16,
                2000).
    10.38 Loan and Security Agreement, dated as of December 14, 1999, among American National Bank and Trust Company of Chicago, The Turner Subscription Agency, McGregor Subscription Service, Inc. and The Faxon Company, Inc. (Incorporated by reference to
                Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed March 16, 2000).
    10.39 General Service Agreement by and between the Registrant and Bank of America Technology and Operations, Inc., dated
                September 1, 1999. (Incorporated by reference to Exhibit
                10.38 to the Registrant's Annual Report on Form 10-K filed
                March 16, 2000).

    10.40       Partner Agreement by and between Concur Technologies, Inc. and the Registrant, dated December 29, 1999. (Incorporated by
                reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed March 16, 2000).
    10.41*      Loan and Security Agreement among the Registrant, Fleet
                Capital Corporation, and the "Borrower" parties thereto,
                dated as of January 31, 2001. (Does not include Exhibits,
                Appendices or Disclosure Schedules. The Registrant will
                furnish a copy of any such omitted exhibit or schedule to the
                Commission upon request.)
    10.42*      Notes Purchase Agreement among the Registrant and the
                purchasers listed on Schedule A thereto, dated as of January
                31, 2001. (Does not include Exhibits or Disclosure Schedules.
                The Registrant will furnish a copy of any such omitted exhibit or schedule to the Commission upon request.)
    10.43*      Purchase and Sale Agreement between Sixty-Five Lafeyette
                Road, LLC and the Registrant for 15 Southwest Park, Westwood,
                Massachusetts, dated as of November 20, 2000.
    10.44*      Lease of 15 Southwest Park, Westwood, Massachusetts, dated as of December 18, 2000, between Sixty-Five Lafayette Road, LLC and the Registrant.
    10.45*      Loan Agreement between the Registrant and Credit Lyonnais,
                Banque Nationale de Paris, Barclays Bank and Banque Populare
                Region Quest de Paris, dated March 12, 2001.
    10.46*      Loan Agreement between the Registrant and National
                Westminster Bank Plc, dated June 5, 2000.
    10.47*      Loan Agreement between the Registrant and Banque Nationale de
                Paris, dated November 27, 2000.
    10.48*      Loan Agreement between the Registrant and Credit Lyonnais.
    10.49*      Loan Agreement between the Registrant and Barclays Bank,
                dated November 16, 2000.
    10.50*      Loan Agreement between the Registrant and Banque Populare
                Region Quest de Paris, dated October 20, 2000.
    10.51*      Loan Agreement between the Registrant and Credit du Nord,
                dated October 29, 1999.
    10.52*      Loan Agreement between the Registrant and Barclays Bank,
                dated December 7, 1999.
    10.53*      Loan Agreement between the Registrant and Banque Nationale de
                Paris, dated November 9, 1999.
    21.1*       List of Subsidiaries.
    23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.


-----------

+     Executive Compensation Plan or Agreement

*     Previously filed with the 10-K on April 17, 2001.

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

Date: April 30, 2001            ROWECOM INC.


                                By: /s/ Richard R. Rowe
                                   -----------------------------------
                                             Richard R. Rowe
                                    Chairman of the Board of Directors
                                       and Chief Executive Officer

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

/s/ Rodney Smith            Rodney Smith                  Vice President of Finance, Treasurer,
-----------------------                                   and Interim Chief Financial Officer (Principal
                                                          Financial and Accounting Officer)

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