Form 10-Q
period 2001-03-31
ROWECOM INC
filed 2001-05-15
CIK 1074676

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                 (781) 410-3300
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X   No
                                                          ---     ---

         Number of shares outstanding of the issuer's common stock as of May 7, 2001

         Common Stock, per value $.01 per share              12,452,990
         ---------------------------------------        --------------------
                     Class                                Number of shares
                                                            outstanding

================================================================================

                                  ROWECOM INC.

                                      INDEX

 ITEM                                                                                               PAGE
NUMBER                                                                                             NUMBER
------                                                                                             ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                  ROWECOM INC.

                  Consolidated Balance Sheets at March 31, 2001 and December 31, 2000  ............    3

                  Consolidated Statements of Operations for the three months ended
                    March 31, 2001 and March 31, 2000 .............................................    4

                  Consolidated Statements of Cash Flows for the three months ended March 31,
                    2001 and March 31, 2000 .......................................................    5

                  Notes to Consolidated Financial Statements ......................................    6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..................................................................    8


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings................................................................   13

     Item 2.      Changes in Securities and Use of Proceeds........................................   13

     Item 3.      Defaults Upon Senior Securities .................................................   13

     Item 4.      Submission of Matters to a Vote of Security Holders .............................   13

     Item 5.      Other Information................................................................   13

     Item 6.      Exhibits and Reports on Form 8-K.................................................   13

                  Signatures.......................................................................   14

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                  RoweCom Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                    AT MARCH 31,    AT DECEMBER 31,
                                                                        2001             2000
                                                                    ------------    ---------------
ASSETS:
Current assets:
     Cash and cash equivalents .................................      $   6,497       $  26,597
     Accounts receivable (net of allowance for doubtful
     accounts of $1,980 and $2,349) ............................         68,810          94,429
     Other current assets ......................................          2,615           3,503
                                                                      ---------       ---------
         Total current assets ..................................         77,922         124,529

Property and equipment, net ....................................          9,386           9,734
Goodwill, intangible and other assets, net .....................         17,201          19,523
                                                                      ---------       ---------
         Total assets ..........................................      $ 104,509       $ 153,786
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
     Loans payable    ..........................................      $  48,018       $  28,961
     Accounts payable ..........................................         27,212          61,104
     Accrued expenses     ......................................          7,025          11,025
     Accrued compensation.......................................            732             815
     Customer advances..........................................          9,845          24,609
     Deferred revenue ..........................................         12,052          22,915
                                                                      ---------       ---------
         Total current liabilities .............................        104,884         149,429

Long term debt, net of current portion  ........................          6,135           6,135
Other long term liabilities ....................................          1,922               -
                                                                      ---------       ---------
Total long term liabilities ....................................          8,057           6,135

Commitments and contingencies

Stockholders' deficit:
     Common stock, $.01 par value per share, 34,000,000 shares authorized,
     12,452,990 and 12,450,954 shares issued and
     outstanding, respectively .................................            124             124
     Additional paid-in capital ................................        113,235         113,235
     Treasury stock, at cost ...................................            (53)            (53)
     Accumulated deficit .......................................       (118,886)       (113,319)
     Accumulated other comprehensive loss ......................         (2,852)         (1,765)
                                                                      ---------       ---------
         Total stockholders' deficit ...........................         (8,432)         (1,778)

                                                                      ---------       ---------
         Total liabilities and stockholders' deficit ...........      $ 104,509       $ 153,786
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

                                  RoweCom Inc.
                      Consolidated Statements of Operations
                        (in thousands, except share data)


                                                                 THREE MONTHS ENDED
                                                            ---------------------------
                                                             MARCH 31,       MARCH 31,
                                                               2001            2000
                                                            -----------     -----------

Revenues .............................................       $114,033       $  51,787
Cost of revenues .....................................        104,556          47,340
                                                             --------        --------
      Gross profit ...................................          9,477           4,447

Operating expenses:
   Sales and marketing ...............................          6,925           8,671
   Research and development ..........................          1,896           2,961
   General and administrative ........................          3,187           4,162
   Amortization of goodwill and intangibles ..........          1,213           1,613
                                                             --------        --------
          Total operating expenses ...................         13,221          17,407
                                                             --------        --------
           Loss from operations ......................         (3,744)        (12,960)

Interest and other expense, net ......................         (2,187)         (1,821)
                                                             --------        --------
           Loss before income taxes ..................         (5,931)        (14,781)

Provision (benefit) for income taxes .................           (364)            220
                                                             --------        --------
           Net loss ..................................       $ (5,567)       $(15,001)
                                                             ========        ========
Basic and diluted net loss per share

   Basic and diluted net loss per share ..............       $   (.45)       $  (1.44)
   Weighted average shares used in computing basic
   and diluted net loss per share ....................         12,453          10,386


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  RoweCom Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                THREE MONTHS ENDED
                                                                           ----------------------------
                                                                            MARCH 31,        MARCH 31,
                                                                              2001             2000
                                                                           -----------      -----------
Cash flows from operating activities:
    Net loss ......................................................        $ (5,567)        $ (15,001)
    Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization .................................           2,154             2,363
    Amortization of discount on convertible notes .................             901               809
Changes in operating assets and liabilities:
    Accounts receivable ...........................................          23,235            53,507
    Other current and long term assets ............................            (914)            1,128
    Accounts payable ..............................................         (31,624)          (27,236)
    Accrued expenses and accrued compensation .....................          (2,006)           (1,817)
    Customer advances .............................................         (14,050)           (3,719)
    Deferred revenue ..............................................         (10,758)              709
                                                                           --------         --------
    Net cash (used in) provided by operating activities ...........         (38,629)           10,743

Cash flows from investing activities:
    Purchase of property and equipment ............................            (566)            (449)
    Cash paid to acquire business, net of cash acquired ...........               -             (105)
                                                                           --------         --------
    Net cash used in investing activities .........................            (566)            (554)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock ................               -               65
    Loan repayments ...............................................          (4,000)          50,447
    Loan proceeds .................................................          24,540          (64,480)
                                                                           --------         --------
    Net cash provided by (used in) financing activities ...........          20,540          (13,968)

    Effect of exchange rates on cash ..............................          (1,445)            (193)

    Net decrease in cash and cash equivalents .....................         (20,100)          (3,972)
Cash and cash equivalents, beginning of period ....................          26,597           13,264
                                                                           --------         --------
Cash and cash equivalents, end of period ..........................        $  6,497         $  9,292
                                                                           ========         ========

SUPPLEMENTARY INFORMATION:
    Income taxes paid .............................................        $     27         $    117
    Interest paid .................................................        $    569         $    688


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

2.       INTERIM RESULTS

As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in RoweCom's Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 30, 2001.

In the opinion of the management of RoweCom, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair statement of the results for the interim period.

The results disclosed in the Consolidated Balance Sheet at March 31, 2001, the Consolidated Statement of Operations for the three months ended March 31, 2001, and the Consolidated Statement of Cash Flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The financial statements have been prepared on a basis which assumes that RoweCom will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As stated herein and discussed in detail in Management's Discussion and Analysis, RoweCom has incurred a net loss of $5.6 million for the 2001 Three Month Period. As of March 31, 2001, RoweCom had cash and cash equivalents of $6.5 million, a working capital deficit of $27.0 million, $48.0 million of seasonal short-term debt and long-term liabilities of $8.1 million. These circumstances raise substantial doubt about RoweCom's ability to continue as a going concern. RoweCom's continuation as a going concern is dependent upon RoweCom's ability to raise additional capital and to generate sufficient cash flows from operations to meet RoweCom's obligations on a timely basis. Management's plans with regard to these matters include actions taken to reduce RoweCom's cost structure as well as seeking additional financing arrangements. Although management continues to pursue these plans, there is no assurance that RoweCom will be successful in obtaining sufficient financing or in reducing costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following is a calculation of net loss per share:
(in thousands, except per share data)

                                                                      THREE MONTHS ENDED
                                                                 ----------------------------
                                                                  MARCH 31,        MARCH 31,
                                                                    2001             2000
                                                                 -----------      -----------
Historical
   Basic and diluted:
     Net loss to common stockholders .....................        $(5,567)        $ (15,001)
     Weighted average number of common shares ............         12,453            10,386
     Net loss per common share--basic and diluted ........        $  (.45)        $   (1.44)


Options to purchase shares of RoweCom's common stock totaling 1,950,221 and 968,837 at March 31, 2001 and 2000, respectively, and warrants to purchase common stock totaling 1,370,056 and 224,000 at March 31, 2001 and March 31, 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been antidilutive.

4.       COMPREHENSIVE LOSS


                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                         MARCH 31,        MARCH 31,
                                                           2001             2000
                                                        -----------      -----------

Net loss ........................................        $ (5,567)        $ (15,001)
Other comprehensive loss:
     Foreign currency translation adjustment.....          (1,086)             (368)
                                                         --------         ---------
Comprehensive loss ..............................        $ (6,653)        $ (15,369)
                                                         ========         =========


5.       OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

RoweCom operates in one business segment, that being a provider of knowledge acquisition and management services. RoweCom conducts operations in the United States, Canada, France, the United Kingdom, Spain, Australia, Korea, and Taiwan. RoweCom's reportable segments are based upon geographic area. RoweCom has four reportable segments: North America, France, the United Kingdom and Other. North America consists of the United States and Canada. Other consists of Spain, Australia, the Netherlands, the British Virgin Islands, Barbados, Korea, and Taiwan and were not reported separately as they are not material. RoweCom evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the business segments are the same as those described in Note 1 "Summary of Significant Accounting

Policies" included in RoweCom's Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 30, 2001. The following table summarizes the revenue, gross profit, operating loss, depreciation and amortization expense, and identifiable assets by reportable segment.

                                                      North                United
                                                     America     France    Kingdom       Other      Consolidated
                                                    ---------    ------    -------       -----      ------------
March 31, 2001
Revenue ..................................         $  91,004    $15,327    $  5,465     $  2,237      $ 114,033
Gross profit .............................             7,366      1,579         181          351          9,477
Operating loss ...........................            (1,808)      (536)       (949)        (451)        (3,744)
Depreciation and amortization ............             1,671        265          63          155          2,154
Identifiable assets ......................            41,976     48,692       5,950        7,891        104,509
                                                   ---------    -------    --------     --------      ---------
March 31, 2000
Revenue ..................................         $  31,200    $13,047    $  6,039     $  1,501      $  51,787
Gross profit .............................             2,058      1,559         542          288          4,447
Operating loss ...........................           (11,767)      (286)       (350)        (557)       (12,960)
Depreciation and amortization ............             1,808         66          79          410          2,363
Identifiable assets ......................         $  75,427    $44,355    $  7,182     $ 21,794      $ 148,758

The loss of any one client's revenues would not adversely affect RoweCom's revenue or gross profit. RoweCom did not derive more than 2% of total revenues from any one client for the three months ended March 31, 2001 and did not derive more than 3% of total revenues from any one client for the three months ended March 31, 2000.

6.          SECURED SHORT TERM NOTES

On January 31, 2001, RoweCom closed $9 million in floating rate senior secured notes from several suppliers. The notes are due on December 28, 2001, and interest is payable upon maturity of the loan at a rate of prime plus 1%. The notes are subordinated to all revolving lines of credit of RoweCom and are collateralized by substantially all of RoweCom's trade accounts receivables and certain other assets. As of March 31, 2001, $9.0 million was outstanding.

RoweCom is currently in default on the $9 million senior secured notes due on December 31, 2001 with respect to Section 9.8, Capital Expenditures, and
Section 11(g), Undischarged Final Judgements. RoweCom has purchased greater than $100,000 in capital assets since the closing of the loan, which violates
Section 9.8. In addition, Section 11(g) is violated as the lawsuit with two former employees (refer to Part II, Item I. Legal Proceedings) seeks damages in excess of $50,000 and has remained outstanding for greater than sixty days.

7.          UNITED STATES LINE OF CREDIT

On February 5, 2001, RoweCom obtained a $25 million line of credit for its United States subsidiaries from Fleet Capital. The line of credit is collateralized by the receivables of RoweCom's United States operating subsidiaries and certain other assets. The line of credit bears interest at the rate of prime plus 2% and expires on May 31, 2001. This line was paid in full as of April 4, 2001. Total fees associated with the line of credit were approximately $825,000. On April 16, 2001, RoweCom received a waiver on its covenants from Fleet Capital, regarding its non-compliance with the January 2001 covenants. RoweCom was in compliance with both the February 2001 and March 2001 covenants.

8.       ROWECOM FRANCE S.A.S. SECURED SHORT-TERM NOTES

On March 9, 2001, RoweCom France, S.A.S., a wholly owned subsidiary of RoweCom, received extensions on the existing lines of credit in France, for a total of (euro)4 million ($4.4 million) from Credit Lyonnais, Banque Nationale de Paris, Barclays Bank, and Banque Populare Region Quest de Paris in order to pay off the Montrose Investments Ltd. $4 million convertible debenture. The loans matured on April 30, 2001. Interest rates range from EUIBOR plus .45% to EUIBOR plus .60%. The extensions are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and RoweCom Faxon Taiwan-Hong Kong, all of which are wholly owed subsidiaries of RoweCom. On April 30, 2001, the due date was extended to May 31, 2001.

9.       PAYMENT OF $4 MILLION CONVERTIBLE DEBENTURE

On March 12, 2001, RoweCom received a waiver from Montrose Investments Ltd., extending the due date on its $4 million six-month convertible debenture until March 14, 2001. On March 14, 2001 RoweCom paid off the $4 million convertible debenture, including all accrued interest.

10.      LEGAL PROCEEDINGS

On February 22, 2001, RoweCom was served with a lawsuit brought by two former employees and shareholders of RoweCom, David Rifkin and Julie Beckerman. In that case, the plaintiffs alleged that RoweCom had breached its Employment Agreements with the plaintiffs, resulting in constructive termination of their employment with RoweCom. In addition, the plaintiffs alleged that RoweCom failed to register certain securities with the SEC, causing the plaintiffs an inability to sell their stock at an advantageous price. The lawsuit seeks $1.4 million in damages, which may be covered by insurance policies. RoweCom believes that the lawsuit is without merit and intends to defend it vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. RoweCom's actual results may differ significantly from management's expectations. The risks and uncertainties described or discussed in the section "Business-Additional Factors that may Affect Future Results" in the Form 10-K/A of RoweCom filed on April 30, 2001 describes some, but not all, of the factors that could cause these differences. These risks include, among others, the following:

     -The failure to raise additional capital.

     -The failure to remain listed on the Nasdaq National Market.

     -The failure to maintain our leadership position through enhancement of our services and catalog of magazines, newspapers, journals and e-journals, books and other knowledge resources.

     -The failure to significantly and rapidly increase our client base.

     -The development by competitors of services similar or superior to the services we offer.

     -The failure to increase penetration of our existing client base.

     -The failure of businesses to widely adopt intranets and the Internet as means for purchasing subscriptions and books.

     -The inability to identify, attract, retain and motivate qualified personnel.


OVERVIEW OF ROWECOM'S OPERATIONS AND FINANCIAL PERFORMANCE

RoweCom is a leading business-to-business provider of high-quality service and e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other printed sources of commercial, scientific and general interest information and analysis. RoweCom refers to these products as "knowledge resources." RoweCom offers its clients and their employees easy and convenient access to one of the largest catalogs of knowledge resources on the Internet. RoweCom also provides businesses, academic and other non-profit institutions with a highly effective means of managing and controlling purchases of knowledge resources and reducing costs. RoweCom's services fall into two main categories: library services and desktop services. RoweCom targets clients in knowledge intense industries, such as business and financial services; biomedical; academic and the federal government; and corporate and professional services.

RoweCom began significant commercial operations in March 1996. RoweCom introduced the kStore in June 1997, and began to significantly concentrate on library services as a result of the acquisition of Dawson's Subscription Business in October 1999. Since its inception, RoweCom has incurred significant net losses and, as of March 31, 2001, had an accumulated deficit of $118.9 million.

Substantially all of RoweCom's revenues are generated by the sale of magazines, newspapers, journals, e-journals, books and other knowledge resources published by third parties. The sales price of each knowledge resource reflects the cost to RoweCom of the knowledge resource plus the fee retained by RoweCom. A significant portion of RoweCom's revenues are generated in the fourth quarter of each year, primarily because most subscriptions are purchased or renewed in that quarter, with subscriptions generally beginning on January 1st.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 (THE "2001 THREE MONTH PERIOD") WITH THE THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 THREE MONTH PERIOD")

REVENUES. Revenues for the 2001 Three Month Period were $114.0 million, as compared to $51.8 million for the 2000 Three Month Period, an increase of $62.2 million or 120%. This increase resulted primarily from a $52.3 million carryover of revenue from the fourth quarter of 2000. The $52.3 million carryover was due to the fact that RoweCom did not finalize its United States line of credit until February 2001, which required RoweCom to defer $52.3 million of revenue to the first quarter of 2001. In addition, the United States recorded $8.3 million more in revenue during the 2001 Three Month Period than it did during the 2000 Three Month Period. This growth can be attributed to both timing issues and growth in our client base.

COST OF REVENUES. Cost of revenues in the 2001 Three Month Period was $104.6 million as compared to $47.3 million during the 2000 Three Month Period, an increase of $57.2 million or 121%. $48.4 million in cost of revenue was carried over from the last quarter of 2000, which was a result of the deferral of revenue of $52.3 million. (Refer to the "Revenues" description above.) As a percentage of revenues, cost of revenues increased to 92% during the 2001 Three Month Period as compared to 91% in the 2000 Three Month Period.

SALES AND MARKETING. Sales and marketing expenses decreased to $6.9 million during the 2001 Three Month Period from $8.7 million in the 2000 Three Month Period, a decrease of $1.7 million or 20%. Personnel expenses decreased to $4.7 million in the 2001 Three Month Period from $5.3 million in the 2000 Three Month Period. This decrease was primarily due to synergies realized from the Dawson acquisition, including the consolidation of the sales and marketing departments and the realignment of the focus of RoweCom's sales and marketing departments. The termination of RoweCom's "distance selling program" and a cost containment program are two examples of RoweCom's efforts to reduce expenses. The most significant decrease in personnel was noted in the United States, where there were 55 fewer people on March 31, 2001 as compared to March 31, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.9 million in the 2001 Three Month Period from $3.0 million in the 2000 Three Month Period, a decrease of $1.1 million or 36%, primarily as a result of reductions in staff and a decrease in consulting expenses associated with the development of kStore.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $3.2 million in the 2001 Three Month Period compared to $4.2 in the 2000 Three Month Period, a decrease of $975,000 or 23%. This decrease can be primarily attributed to reductions in staff and continuous efforts made to lower overall expenses in these areas. For example, the RoweCom corporate office reported the most significant decrease in personnel expenses, with a reduction of $376,000 for the 2001 Three Month Period.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $1.2 million in the 2001 Three Month Period compared to $1.6 million in the 2000 Three Month Period. Intangible assets were written down to their fair value as a result of the charge for the impairment of intangible assets of $30.1 million in the fourth quarter of 2000. Thus, the reduced value of the intangible assets has led to a decrease in amortization expense in the 2001 Three Month Period compared to the 2000 Three Month Period.

INTEREST AND OTHER EXPENSE, NET. Interest expense was $2.2 million in the 2001 Three Month period as compared to $1.8 million in the 2000 Three Month Period. The 2001 period expense is primarily a result of the amortization of the discount on the debt financing related to certain debt financings, interest paid on the notes held by RAM Capital, and interest paid on the Fleet line of credit. The discount on the debt financing resulted primarily from warrants issued to debt holders and certain embedded beneficial conversion features. The 2000 period expense is primarily a result of the interest paid on the outstanding lines of credit.

PROVISION FOR INCOME TAXES

The benefit for income taxes was $364,000 for the 2001 Three Month Period as compared to a provision for income taxes of $220,000 for the 2000 Three Month Period. The provision/benefit recorded relates to RoweCom's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $38.6 million for the 2001 Three Month Period as compared to $10.7 million of cash provided for the 2000 Three Month Period. Cash used for the 2001 Three Month Period resulted primarily from a net loss of $5.6 million, a $31.6 million decrease in accounts payable, a $14.1 million decrease in customer advances and a $10.8 million decrease in deferred revenue. This was partially offset by a decrease in accounts receivable of $23.2 million. Cash provided by operating activities for the 2000 Three Month Period was primarily attributable to a decrease in accounts receivable of $53.5 million, partially offset by a net loss of $15.0 million and a $27.2 million decrease in accounts payable.

Net cash used in investing activities for the 2001 Three Month Period was $566,000, all of which was used to purchase property and equipment. Net cash used in investing activities for the 2000 Three Month Period was $554,000, substantially all of which was used to purchase property and equipment.

Net cash provided by financing activities was $20.5 million for the 2001 Three Month Period as compared to $14.0 million of cash used for the 2000 Three Month Period. Loan proceeds were $24.5 million, offset by loan repayments of $4.0 million for the 2001 Three Month Period. During the 2000 Three Month Period, repayments on loans were $64.5 million, offset by loan proceeds of $50.4 million.

The financial statements have been prepared on a basis which assumes that RoweCom will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As stated herein and discussed in detail in Management's Discussion and Analysis, RoweCom has incurred a net loss of $5.6 million for the 2001 Three Month Period. As of March 31, 2001, RoweCom had cash and cash equivalents of $6.5 million, a working capital deficit of $27.0 million, $48.0 million of seasonal short-term debt and long-term liabilities of $8.1 million.

These factors raise substantial doubt about RoweCom's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability in classification of recorded asset amounts or to the amounts in classification of liabilities that may be necessary if RoweCom is unable to continue as a going concern. RoweCom's continuation as a going concern is dependent on RoweCom's ability to raise additional capital and to generate sufficient cash flows from operations to meet its obligations on a timely basis.

RoweCom is continuing to identify and implement actions to improve RoweCom's liquidity. Anticipated reductions in operating expenses are expected to be achieved through additional synergies from the acquisitions in the prior year, including, but not limited to: the closing of several offices, a reduction in headcount, and the consolidation of back-office systems. More specifically, RoweCom is currently in the process of consolidating its proprietary subscription systems in the United States, Canada and Europe.
This will lead to lower maintenance levels, as there will be only one catalog to update and there will be fewer employees required to keep the system up and running. In addition, the reduction of the headcount and the closing of several offices will be the result of merging the fulfillment departments in the United States, Canada and Europe into only three fulfillment departments. As a result of these actions and the expected continuing growth in revenues, management anticipates that RoweCom will generate positive cash flow from operations for the fiscal year 2001.

RoweCom requires additional capital to operate RoweCom's business. Management is currently seeking additional long-term debt financing and equity investments. There can be no assurance that additional capital will be available on reasonable terms, if at all. Additional equity investments at this time would create significant dilution for existing shareholders.

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

As discussed in the Overview, RoweCom has historically experienced seasonal fluctuations in revenues because approximately three quarters of RoweCom's revenues have been generated in the fourth quarter of each year, the time when most institutional subscriptions are purchased or renewed. As such, RoweCom makes substantial additional expenditures in the fourth quarter as RoweCom generally pays publishers by mid-December of each year, while the majority of RoweCom's outstanding receivables from clients are paid in the first quarter of the following year. As a result of this seasonal nature of RoweCom's cash flows, RoweCom relies on bank financing and lines of credit to cover current operating expenses during this period. During 2000, RoweCom had difficulty in obtaining a line of credit to support the United States operation due to RoweCom's credit condition. As a result, RoweCom did not finalize RoweCom's United States line of credit until February 2001, which resulted in the deferral of revenue of approximately $53.2 million from the fourth quarter of 2000 to the first quarter of 2001. (Refer to the revenue section under "Results of Operations".)

REVOLVING LINES OF CREDIT

In March 2001, RoweCom's wholly owned French subsidiary, RoweCom France S.A.S. obtained extensions on its current lines of credit from Credit Lyonnais, Banque Nationale de Paris, Barclays Bank, and Banque Populare Region Quest de Paris, each for (euro)1 million ($1.1 million). All four extensions mature on April 30, 2001, and are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and Rowecom Faxon Taiwan-Hong Kong, all wholly owned subsidiaries of RoweCom.

In February 2001, RoweCom obtained a $25 million line of credit for its United States subsidiaries with Fleet Capital. The line of credit is collateralized by the receivables of RoweCom's United States operating subsidiaries and certain other assets. The line of credit bears interest at the rate of prime plus 2% and expires on May 31, 2001. This line was paid in full as of April 4, 2001.

In January 2001, RoweCom closed $9 million in floating rate senior secured notes from several suppliers. The notes are due on December 28, 2001, and interest is payable upon maturity of the loan at a rate of prime plus 1%. The notes are subordinated to all revolving lines of credit of RoweCom and are collateralized by substantially all of RoweCom's trade accounts receivables and certain other assets. Outstanding borrowings at March 31, 2001 were $9 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 98.0 million French Francs through and including April 30, 2001; 52.0 million French Francs from May 1, 2001 through and including June 30, 2001; and 13.0 million French Francs from July 1, 2001 through and including August 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.55% at March 31, 2001) plus 0.55%. The line of credit also provides for a 10.0 million French Franc daily overdraft and expires on August 31, 2001. Outstanding borrowings at March 31, 2001 were $9.7 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 82.0 million French Francs through and including April 15, 2001; 60.0 million French Francs from April 16, 2001 through and including June 15, 2001; and 15.0 million

French Francs from June 16, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 120% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.55% at March 31, 2001) or a minimum of 5.75% plus 0.55%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at March 31, 2001 were $9.6 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 100.0 million French Francs through and including March 31, 2001; 55.0 million French Francs from April 1, 2001 through and including May 31, 2001; and 13.0 million French Francs from June 1, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.55% at March 31, 2001) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at March 31, 2001 were
$9.6 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit for 45.0 million French Francs. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable invoices greater than or equal to 1.0 million French Francs, and accrues interest at the rate of EURIBOR (4.55% at March 31, 2001) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on March 31, 2001. Outstanding borrowings at March 31, 2001 were $5.6 million.

In October 1999, RoweCom's wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to (pound)3.0 million. The line of credit was collateralized by the subsidiary's accounts receivable. In addition, RoweCom guaranteed the loan up to an aggregate of (pound)5.4 million. The line of credit was available to the borrower until April 2, 2000 and bore interest at the rate of the bank's base rate, LIBOR (3.21% at December 31, 1999) plus 1%. In May 2000, the revolving line of credit was renewed for one year and increased to up to (pound)4.5 million bearing interest at the rate of the bank's base rate, LIBOR (4.61% at March 31, 2001). There were no outstanding borrowings at March 31, 2001.


EURO CURRENCY ISSUES

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is used in business transactions. Beginning in January 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. RoweCom foreign subsidiaries expect to transact a material portion of their business in the euro during fiscal 2001. Also, RoweCom's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. Management expects that IT systems used by RoweCom's foreign subsidiaries will be repaired or replaced in a timely manner to facilitate business transactions and reporting to local government agencies. Cost to repair and/or replace IT systems are not expected to be material.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European, Australian and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At March 31, 2001, the face amount of outstanding forward currency contracts to buy and sell United States dollars for non-United States currencies was not material.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at March 31, 2001 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical change was approximately $2.5 million in incremental interest expense over the term of the debt.

RECENT ACCOUNTING PRONOUNCEMENTS

None


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 22, 2001, RoweCom was served with a lawsuit brought by two former employees and shareholders of RoweCom, David Rifkin and Julie Beckerman. In that case, the plaintiffs alleged that RoweCom had breached its Employment Agreements with the plaintiffs, resulting in constructive termination of their employment with RoweCom. In addition, the plaintiffs alleged that RoweCom failed to register certain securities with the SEC, causing the plaintiffs an inability to sell their stock at an advantageous price. The lawsuit seeks $1.4 million in damages, which may be covered by insurance policies. RoweCom believes that the lawsuit is without merit and intends to defend it vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURIITES

RoweCom is currently in default on the $9 million senior secured notes due on December 31, 2001 with respect to Section 9.8, Capital Expenditures, and
Section 11(g), Undischarged Final Judgements. RoweCom has purchased greater than $100,000 in capital assets since the closing of the loan, which violates
Section 9.8. In addition, Section 11(g) is violated as the lawsuit with two former employees (refer to Part II, Item I. Legal Proceedings) seeks damages in excess of $50,000 and has remained outstanding for greater than sixty days.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROWECOM INC.


May 15, 2001                 By: /s/ Rodney Smith
                                ---------------------------------------------
                             Rodney Smith
                             Vice President of Finance, Treasurer, and Interim
                             Chief Financial Officer (duly authorized officer,
                             principal financial and accounting officer)