Form 10-Q
period 2001-06-30
ROWECOM INC
filed 2001-08-14
CIK 1074676

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

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

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                               Yes X No
                                                  ---     ---

     Number of shares outstanding of the issuer's common stock as of July 31,
     2001

       Common Stock, par value $0.01 per share               12,552,745
     --------------------------------------------           -------------
                      Class                         Number of shares outstanding

================================================================================

                                  ROWECOM INC.

                                      INDEX

 ITEM                                                                                                  PAGE
NUMBER                                                                                                NUMBER
------                                                                                                ------
PART I.       FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2001 and December 31, 2000  ....................         3

         Consolidated Statements of Operations for the three and six months ended
           June 30, 2001 and June 30, 2000.......................................................         4

         Consolidated Statements of Cash Flows for the six months ended June 30,
           2001 and June 30, 2000................................................................         5

         Notes to Consolidated Financial Statements .............................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................        18


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................         19

Item 2.  Changes in Securities and Use of Proceeds...............................................         19

Item 3.  Defaults Upon Senior Securities ........................................................         19

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         20

Item 5.  Other Information ......................................................................         20

Item 6.  Exhibits and Reports on Form 8-K........................................................         20

         Signatures..............................................................................         21

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  ROWECOM INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      AT JUNE 30,   AT DECEMBER 31,
                                                                                                             2001              2000
                                                                                                      -----------    --------------
ASSETS:
Current assets:

     Cash and cash equivalents ...............................................................         $   5,742          $  26,597
     Accounts receivable (net of allowance for doubtful accounts of $1,849 and $2,349) .......            52,057             94,429
     Other current assets ....................................................................             3,551              3,503
                                                                                                       ---------          ---------
         Total current assets ................................................................            61,350            124,529

Property and equipment, net ..................................................................             8,767              9,734
Goodwill,intangible and other assets, net ....................................................            15,593             19,523
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  85,710          $ 153,786
                                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
     Loans payable ...........................................................................            31,884             28,961
     Accounts payable ........................................................................            28,120             61,104
     Accrued expenses ........................................................................             5,899             11,025
     Accrued compensation ....................................................................               942                815
     Customer advances .......................................................................            15,491             24,609
     Deferred revenue ........................................................................            20,597             22,915
                                                                                                       ---------          ---------
         Total current liabilities ...........................................................           102,933            149,429

Long term debt, net of current portion .......................................................                 -              6,135
Other long term liabilities ..................................................................             1,837                  -

Stockholders' deficit:
     Common stock, $.01 par value per share, 34,000,000 shares authorized,
     12,552,745 and 12,450,954 shares issued and outstanding, respectively ...................               126                124
     Additional paid-in capital ..............................................................           113,296            113,235
     Treasury stock, at cost .................................................................               (53)               (53)
     Accumulated deficit .....................................................................          (130,241)          (113,319)
     Accumulated other comprehensive loss ....................................................            (2,188)            (1,765)
                                                                                                       ---------          ---------
         Total stockholders' deficit .........................................................           (19,060)            (1,778)

                                                                                                       ---------          ---------
         Total liabilities and stockholders' deficit .........................................         $  85,710          $ 153,786
                                                                                                       =========          =========


         The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  -------------------------    ------------------------
                                                                   JUNE 30,     JUNE 30,       JUNE 30,      JUNE 30,
                                                                       2001         2000           2001          2000
                                                                  ---------     --------       --------      --------
Revenues .....................................................    $  35,222     $  38,855     $ 149,255     $  90,642
Cost of revenues .............................................       31,558        34,836       136,114        82,176
                                                                  ---------     ---------     ---------     ---------

          Gross profit .......................................        3,664         4,019        13,141         8,466

Operating expenses:
  Sales and marketing ........................................        7,026         9,737        13,951        18,408
  Research and development ...................................        1,736         2,908         3,632         5,869
  General and administrative .................................        3,529         3,442         6,716         7,604
  Amortization of goodwill and intangibles ...................        1,985         1,855         3,198         3,468
                                                                  ---------     ---------     ---------     ---------
      Total operating expenses ...............................       14,276        17,942        27,497        35,349
                                                                  ---------     ---------     ---------     ---------
           Loss from operations ..............................      (10,612)      (13,923)      (14,356)      (26,883)

Interest and other expense, net ..............................       (1,257)         (902)       (3,444)       (2,723)
                                                                  ---------     ---------     ---------     ---------

           Loss before income taxes and
           extraordinary item ................................      (11,869)      (14,825)      (17,800)      (29,606)

(Benefit) provision for income taxes .........................         (514)          249          (878)          469
                                                                  ---------     ---------     ---------     ---------

           Loss before extraordinary item ....................      (11,355)      (15,074)      (16,922)      (30,075)

Extraordinary loss ...........................................            -        (4,087)            -        (4,087)
                                                                  ---------     ---------     ---------     ---------

           Net loss ..........................................    $ (11,355)    $ (19,161)    $ (16,922)    $ (34,162)
                                                                  =========     =========     =========     =========
Basic and diluted net loss per share
  Net loss applicable to common stockholders
   (before extraordinary item) ...............................    $ (11,355)    $ (15,074)    $ (16,922)    $ (30,075)
  Net loss applicable to common stockholders
   (of extraordinary item) ...................................    $       -     $  (4,087)    $       -     $  (4,087)
  Net loss applicable to common stockholders
   (after extraordinary item) ................................    $ (11,355)    $ (19,161)    $ (16,922)    $ (34,162)
  Basic and diluted net loss per share to common
  stockholders (before extraordinary item) ...................    $   (0.91)    $   (1.34)    $   (1.36)    $   (2.78)
  Basic and diluted net loss per share to common
  stockholders (of extraordinary item) .......................    $       -     $   (0.36)    $       -     $   (0.38)
  Basic and diluted net loss per share to common
  stockholders (after extraordinary item) ....................    $   (0.91)    $   (1.71)    $   (1.36)    $   (3.16)
  Weighted average shares used in computing basic and
   diluted net loss per share ................................       12,464        11,212        12,459        10,799



         The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                  ROWECOM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                             ---------------------------------
                                                                                             JUNE 30, 2001       JUNE 30, 2000
                                                                                             -------------       -------------
Cash flows from operating activities:
    Net loss ...............................................................................    $ (16,922)          $ (34,162)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization ..........................................................        4,691               4,947
    Amortization of discount on convertible notes ..........................................          903               2,449
    Loss on disposal of intangibles ........................................................            -                   2
Changes in operating assets and liabilities:
    Accounts receivable ....................................................................       38,705              82,656
    Other current and long term assets .....................................................       (2,595)                639
    Accounts payable .......................................................................      (29,613)            (24,878)
    Income taxes payable ...................................................................         (130)                108
    Accrued expenses and accrued compensation ..............................................       (3,061)             (2,271)
    Customer advances ......................................................................       (8,052)              4,281
    Deferred revenue .......................................................................       (2,101)             13,330
                                                                                                ---------           ---------
    Net cash (used in) provided by operating activities ....................................      (18,175)             47,101

Cash flows from investing activities:
    Purchase of property and equipment .....................................................         (942)             (1,663)
    Cash paid to acquire business, net of cash acquired ....................................            -                (672)
    Cash paid for debt issuance costs ......................................................            -                 (11)
    Investment in subsidiary ...............................................................            -                  (5)
                                                                                                ---------           ---------
    Net cash used in investing activities ..................................................         (942)             (2,351)

Cash flows from financing activities:
    Net proceeds from the issuance of common stock .........................................           62                   -
    Loan repayments ........................................................................      (83,901)           (101,432)
    Loan proceeds ..........................................................................       81,931              53,216
                                                                                                ---------           ---------
    Net cash used in financing activities ..................................................       (1,908)            (48,216)

    Effect of exchange rates on cash .......................................................          170                 332

    Net decrease in cash and cash equivalents ..............................................      (20,855)             (3,134)
Cash and cash equivalents, beginning of period .............................................       26,597              13,264
                                                                                                ---------           ---------
Cash and cash equivalents, end of period ...................................................    $   5,742           $  10,130
                                                                                                =========           =========

SUPPLEMENTARY INFORMATION:
 Issuance of common stock in connection with a purchase acquisition.........................    $       -           $  10,690
 Issuance of common stock in connection with the conversion of outstanding debt.............    $       -           $   4,720
 Warrant discount...........................................................................    $       -           $   2,314
 Income taxes paid..........................................................................    $     124           $     244
 Interest paid..............................................................................    $     740           $   1,551


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

The results disclosed in the Consolidated Statement of Operations for the three and six months ended June 30, 2001, and the Consolidated Statement of Cash Flows for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The financial statements have been prepared on a basis that assumes that RoweCom will continue as a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As stated herein and discussed in detail in Management's Discussion and Analysis, RoweCom has incurred a net loss of $16.9 million for the 2001 Six Month Period. As of June 30, 2001, RoweCom had cash and cash equivalents of $5.7 million, a working capital deficit of $41.6 million, $31.9 million of seasonal short-term debt and long-term liabilities of $1.8 million. These circumstances raise substantial doubt about RoweCom's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability in classification of recorded asset amounts or to the amounts in classification of liabilities that may be necessary if RoweCom is unable to continue as a going concern. RoweCom's continuation as a going concern is dependent upon the successful acquisition of RoweCom by divine, inc.

RoweCom signed a definitive merger agreement on July 6, 2001 with divine, inc. RoweCom expects the transaction to close in October 2001. The agreement provides for a stock-for-stock exchange in which RoweCom shareholders will receive .75 shares of divine Class A common stock for each outstanding share of RoweCom common stock that they own. The acquisition is subject to several closing conditions, including, without limitation:

     (1) approval by the shareholders of RoweCom;

     (2) a Registration Statement on Form S-4 containing a proxy statement/prospectus with respect to the merger being declared effective by the SEC;

     (3) a credit agreement executed in a form reasonably acceptable to divine, providing RoweCom and its subsidiaries with financing for its United States operations; and

     (4) an agreement with the holders of the series of promissory notes dated May 26, 2000 for an aggregate principal of $6.1 million with RoweCom in a form reasonably acceptable to divine.

RoweCom has been named as a defendant in two securities cases subsequent to the signing of the definitive merger agreement with divine. The lawsuits may be considered material adverse changes to the financial condition of RoweCom, and if so, divine has the option to terminate the acquisition, without incurring the $2.0 million termination fee. On August 14, 2001, divine signed a waiver noting that it would not terminate its plans to acquire RoweCom as a result of the securities lawsuits.

If the acquisition of RoweCom by divine is not completed, RoweCom's current cash and existing credit facilities would not be sufficient beyond December 2001. RoweCom has not been able to secure any additional equity investments to date and does not feel that it could secure all required working capital lines of credit in time to fund the fourth quarter ordering season, unless the acquisition of RoweCom by divine is consummated. Should the acquisition of RoweCom by divine not be successfully completed, RoweCom's management would consider the following actions or combination of actions, among other possibilities: (1) negotiate extended payment terms on existing debt and other liabilities; (2) seek another purchaser for RoweCom; and/or (3) file for bankruptcy protection.

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

The following is a calculation of net loss per share:

(dollars in thousands, except per share data)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         ---------------------      ----------------------
                                                                         JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                                                             2001         2000          2001          2000
                                                                         --------     --------      --------      --------
Historical
 Basic and diluted:
  Net loss to common stockholders (before
  extraordinary item) ..........................................        $(11,355)     $(15,074)     $(16,922)     $(30,075)
  Net loss to common stockholders (of
  extraordinary item) ..........................................        $      -      $ (4,087)     $      -      $ (4,087)
  Net loss to common stockholders (after
  extraordinary item) ..........................................        $(11,355)     $(19,161)     $(16,922)     $(34,162)
  Weighted average number of common shares .....................          12,464        11,212        12,459        10,799
  Net loss per common share--basic and diluted
  (before extraordinary item) ..................................        $  (0.91)     $  (1.34)     $  (1.36)     $  (2.78)
  Net loss per common share-basic and diluted
  (of extraordinary item) ......................................               -      $  (0.36)            -      $  (0.38)
  Net loss per common share--basic and diluted
  (after extraordinary item) ...................................        $  (0.91)     $  (1.71)     $  (1.36)     $  (3.16)


Options to purchase shares of RoweCom's common stock totaling 2,234,032 and 1,210,679 at June 30, 2001 and 2000, respectively, and warrants to purchase common stock totaling 1,370,056 and 841,500 at June 30, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been antidilutive.

4. COMPREHENSIVE LOSS


                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                ---------------------------------    -----------------------------
                                                                       JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                                                          2001             2000             2001            2000
                                                                   -------------    -------------    -------------    ------------
Net loss ..................................................     $      (11,355)  $      (19,161)  $      (16,922)  $     (34,162)
Other comprehensive loss:
          Foreign currency translation adjustment .........                664           (1,286)            (422)         (1,654)
                                                                   -------------    -------------    -------------    ------------
Comprehensive loss ........................................     $      (10,691)  $      (20,447)  $      (17,344)  $     (35,816)
                                                                   =============    =============    =============    ============


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

                                             North America                      United
                                                                France          Kingdom          Other      Consolidated
                                             -------------      ------          -------          -----      ------------
Three Months Ended June 30, 2001
Revenue ..................................    $  18,409      $  10,891       $   3,892       $   2,030       $  35,222
Gross profit .............................        1,830          1,130             353             351           3,664
Operating income(loss)....................       (8,085)        (1,058)           (926)           (544)        (10,613)
Depreciation and amortization.............        2,879            184             222             155           3,440
Six months ended June 30, 2001
Revenue ..................................    $ 109,413      $  26,218       $   9,357       $   4,267       $ 149,255
Gross profit .............................        9,196          2,709             535             701          13,141
Operating income(loss)....................       (9,893)        (1,593)         (1,875)           (995)        (14,356)
Depreciation and amortization.............        4,550            448             285             311           5,594
At June 30, 2001
Identifiable assets ......................       38,961         29,030           4,528          13,191          85,710
Three Months Ended June 30, 2000
Revenue ..................................       22,277         11,616           3,558           1,404          38,855
Gross profit .............................        2,232          1,104             384             299           4,019
Operating income(loss)....................      (11,575)          (703)           (932)           (713)        (13,923)
Depreciation and amortization.............        2,747             91               -             387           3,225
Six months ended June 30, 2000
Revenue ..................................    $  53,477      $  24,664       $   9,596       $   2,905       $  90,642
Gross profit .............................        4,290          2,663             926             587           8,466
Operating income(loss)....................      (23,342)          (989)         (1,282)         (1,270)        (26,883)
Depreciation and amortization.............        6,195            157               -             876           7,228
At June 30, 2000
Identifiable assets ......................       79,089         26,144           4,422          18,426         128,081

The loss of any one client's revenues would not adversely affect RoweCom's revenue or gross profit. RoweCom did not derive more than 10% of total revenues from any one client for the three months ended June 30, 2001 and June 30, 2000 or for the six months ended June 30, 2001 and June 30, 2000.

6. SECURED SHORT TERM NOTES

On January 31, 2001, RoweCom closed $9.0 million in floating rate senior secured notes from several suppliers. The notes are due on December 28, 2001, and interest is payable upon maturity of the loans at a rate of prime plus 1%. The notes are subordinated to all revolving lines of credit of RoweCom and are collateralized by substantially all of RoweCom's trade accounts receivables and certain other assets. As of June 30, 2001, $9.0 million was outstanding.

RoweCom is currently in default on the $9.0 million senior secured notes due on December 31, 2001 with respect to Section 9.1, Mergers, Consolidations, and Acquisitions; Section 9.8, Capital Expenditures; Section 10.3, Maximum Operating Expenses; and Section 11(g), Undischarged Final Judgments. Under Section 9.1, RoweCom is not permitted to merge any part of the company; the merger with divine would violate this covenant. RoweCom has purchased greater than $100,000 in capital assets since the closing of the loan, which violates Section 9.8. RoweCom's operating expenses for the second quarter exceed $11.0 million, which violates Section 10.3. In addition, Section 11(g) is violated as the lawsuit with two former employees (refer to Part II, Item I. Legal Proceedings) seeks damages in excess of $50,000 and has remained outstanding for greater than sixty days. Since RoweCom is in violation of the covenants, the senior secured notes are due on demand, if so called by the suppliers.


7. ROWECOM FRANCE S.A.S. SECURED SHORT-TERM NOTES

On March 9, 2001, RoweCom France, S.A.S., a wholly owned subsidiary of RoweCom, received extensions on the existing lines of credit in France, for a total of (euro)4 million ($3.7 million) from Credit Lyonnais, Banque Nationale de Paris, Barclays Bank, and Banque Populare Region Quest de Paris in order to pay off the Montrose Investments Ltd. $4 million convertible debenture. The loans matured on April 30, 2001. Interest rates range from EURIBOR plus .45% to EURIBOR plus .60%. The extensions are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and RoweCom Faxon Taiwan-Hong Kong, all of which are wholly owned subsidiaries of RoweCom. On April 30, 2001, the due date was extended to May 31, 2001. On May 31, 2001, the due date was extended to July 31, 2001. On August 1, 2001, the extensions on the existing lines of credit in the amount of (euro) 4 million ($3.7 million) were paid in full with a portion of the proceeds from the
(euro) 7.6 million ($6.7 million) loan that RoweCom REALA received on August 1, 2001. (See discussion of loan in "RoweCom REALA Loan" below.)

8. ROWECOM REALA LOANS

On August 1, 2001, RoweCom REALA, a wholly owned subsidiary of RoweCom, received loans in the amount of (euro) 7.6 million (approximately $6.7 million at August 1, 2001) from Credit Lyonnais, Banque Nationale de Paris, and Banque Populare Region Quest de Paris. Proceeds from the loans were used to pay off RoweCom France S.A.S.'s extensions on its existing lines of credit for the amount of (euro) 4.0 million ($3.7 million) due on July 31, 2001. The remaining loan proceeds of (euro) 3.6 million ($3.2 million) were used to pay down bank overdraft balances. The loans mature on July 31, 2005. The interest rate for the loans is the three month EURIBOR rate + 1.6% (6.05% at August 1, 2001). The loans are collateralized by 100% of the outstanding stock of RoweCom REALA. RoweCom REALA is the parent company of RoweCom France S.A.S. RoweCom France S.A.S. is the parent company of RoweCom UK Limited, Rowe Communications Espana, S.L., RoweCom Korea, Inc., RoweCom Faxon Taiwan-Hong Kong, and RoweCom Australia Pty. Ltd.

9. LEGAL PROCEEDINGS

FORMER EMPLOYEES' LAWSUIT

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

SECURITIES CLASS ACTION LAWSUITS

RoweCom has been named as a defendant in two separate class action lawsuits announced in press releases by certain law firms on July 27, 2001 and August 1, 2001. RoweCom has not yet been formally served with complaints. As such, RoweCom is unable to assess the financial impact the cases may have on RoweCom, if any.

10. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. This amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in RoweCom's discontinuation of amortization of goodwill; however, RoweCom will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on its future results of operations if an impairment occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. RoweCom's actual results may differ significantly from management's expectations. The risks and uncertainties described or discussed in the section "Business-Additional Factors that may Affect Future Results" in the Form 10-K/A of RoweCom filed on April 30, 2001 describes some, but not all, of the factors that could cause these differences. These risks include, among others, the following:

     -The failure to raise additional capital or complete the divine merger.

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

RoweCom began significant commercial operations in March 1996. RoweCom introduced the kStore in June 1997, and began to significantly concentrate on library services as a result of the acquisition of Dawson's Subscription Business in October 1999. Since its inception, RoweCom has incurred significant net losses and, as of June 30, 2001, had an accumulated deficit of $130.2 million.

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

RoweCom signed a definitive merger agreement on July 6, 2001, with divine, inc. RoweCom expects the transaction to close in October 2001. (Refer to the "Liquidity and Capital Resources" section for more details.)

ROWECOM'S STOCK MAY NOT CONTINUE TO BE LISTED ON THE NASDAQ

Our common stock is listed on the Nasdaq National Market ("Nasdaq"). To remain listed on this market, we must meet Nasdaq's listing maintenance standards and abide by Nasdaq's rules governing listed companies. RoweCom is not currently in compliance with these standards. RoweCom was first notified by Nasdaq that it was not in compliance on March 29, 2001 and on June 28, 2001 was notified that its common stock would be delisted. As a result, RoweCom has scheduled an appeal hearing before the Nasdaq Listing Qualifications Panel for August 16, 2001. The hearing relates to RoweCom's failure to comply with the stock bid price requirements set forth in Nasdaq Marketplace Rule 4450(a)(05) and the net tangible assets, market capitalization, total assets and total income requirements set forth in Nasdaq Marketplace Rules 4450 (a) (03) and 4450 (b) (01). RoweCom will be required to demonstrate its ability to regain compliance with the particular deficiencies cited as well as its ability to sustain long-term compliance with all applicable maintenance criteria. Failure to satisfy the Nasdaq Listing Qualifications Panel as to these matters would result in RoweCom's common stock being de-listed from Nasdaq.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 (THE "2001 THREE MONTH PERIOD") WITH THE THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 THREE MONTH PERIOD")

REVENUES. Revenues for the 2001 Three Month Period were $35.2 million, as compared to $38.9 million for the 2000 Three Month Period, a decrease of $3.6 million or 9%. This decrease resulted primarily from timing and a loss of clients from RoweCom's United States client base. The financial condition of RoweCom's United States operations has deteriorated significantly due to the delay in the closing of its United States working capital line of credit for the fourth quarter 2000 ordering cycle. (Refer to the 2001 Six Month Period revenue description for more detail). This financial instability has lead to the loss of clients from the United States client base. RoweCom anticipates that revenues in its foreign subsidiaries will increase slightly over revenues from the prior year through the end of 2001 while revenues for its operations in the United States will be comparable to prior year or decrease for the remainder of 2001 due to client losses. Accordingly, RoweCom anticipates that revenues for both the third and fourth quarters of 2001 will either approximate prior year levels or be lower. (In order to accurately compare total revenue for 2001 to 2000, it is necessary to reclassify $52.3 million from the first quarter of 2001 to the fourth quarter of 2000. Refer to the 2001 Six Month Period revenue description for more detail on the $52.3 million deferral.)

COST OF REVENUES. Cost of revenues in the 2001 Three Month Period was $31.6 million as compared to $34.8 million during the 2000 Three Month Period, a decrease of $3.3 million or 9%. As a percentage of revenues, cost of revenues was 90% during both the 2001 Three Month Period and 2000 Three Month Period. RoweCom expects gross margin to continue at approximately the same level for the remainder of 2001.

SALES AND MARKETING. Sales and marketing expenses decreased to $7.0 million during the 2001 Three Month Period from $9.7 million in the 2000 Three Month Period, a decrease of $2.7 million or 28%. $1.6 million of the decrease is attributable to a decrease in personnel expenses, which decreased to approximately $4.3 million in the 2001 Three Month Period from $5.9 million in the 2000 Three Month Period. This decrease was primarily due to synergies realized from the Dawson acquisition, including the consolidation of the sales and marketing departments and the realignment of the focus of RoweCom's sales and marketing departments. The termination of RoweCom's "distance selling program" and a cost containment program are two examples of RoweCom's efforts to reduce its sales and marketing expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.7 million in the 2001 Three Month Period from $2.9 million in the 2000 Three Month Period, a decrease of $1.2 million or 40%, primarily as a result of reductions in staff and a decrease in consulting expenses associated with the development of kStore.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.5 million in the 2001 Three Month Period compared to $3.4 million in the 2000 Three Month Period, an increase of $87,000 or 3%. This increase can be primarily attributed to an increase in director's and officer's insurance premiums and costs associated with efforts to raise additional capital. This increase was partially offset by continuous efforts to reduce general and administrative expenses.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $2.0 million in the 2001 Three Month Period compared to $1.9 million in the 2000 Three Month Period. Intangible assets were written down to their fair value as a result of the charge for the impairment of intangible assets of $30.1 million in the fourth quarter of 2000. Thus, the reduced carrying value of the intangible assets has led to a decrease in amortization expense in the 2001 Three Month Period compared to the 2000 Three Month Period. The decrease in amortization of acquisition related goodwill and intangible assets was offset by approximately $900,000 in amortization expense on deferred financing costs associated with the United States line of credit.

INTEREST AND OTHER INCOME, NET. Interest expense was $1.3 million in the 2001 Three Month Period, as compared to interest expense of $902,000 in the 2000 Three Month Period. Both the 2001 and 2000 period expenses are primarily a result of interest paid on working capital lines of credit and other loans.

EXTRAORDINARY ITEM. During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.

PROVISION FOR INCOME TAXES. The benefit for income taxes was $514,000 for the 2001 Three Month Period as compared to a provision for income taxes of $249,000 for the 2000 Three Month Period. The provision/benefit recorded relates to RoweCom's foreign operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 (THE "2001 SIX MONTH PERIOD") WITH THE SIX MONTHS ENDED JUNE 30, 2000 (THE "2000 SIX MONTH PERIOD")

REVENUES. Revenues for the 2001 Six Month Period were $149.3 million, as compared to $90.6 million for the 2000 Six Month Period, an increase of $58.6 million. This increase resulted primarily from a $52.3 million carryover of revenue from the fourth quarter of 2000. The $52.3 million carryover was due to the fact that RoweCom did not finalize its United States line of credit until February 2001, which required RoweCom to defer $52.3 million of revenue to the first quarter of 2001.

COST OF REVENUES. Cost of revenues in the 2001 Six Month Period was $136.1 million as compared to $82.2 million during the 2000 Six Month Period, an increase of $53.9 million. $48.4 million in cost of revenue was carried over from the last quarter of 2000, which was a result of the deferral of revenue of $52.3 million. (Refer to the "Revenues" description above.) As a percentage of revenues, cost of revenues was 91% during both the 2001 Six Month Period and 2000 Six Month Period.

SALES AND MARKETING. Sales and marketing expenses decreased to $14.0 million during the 2001 Six Month Period from $18.4 million in the 2000 Six Month Period, a decrease of $4.5 million or 24%. $2.2 million of the decrease is attributable to a decrease in personnel expenses, which decreased to approximately $9.0 million in the 2001 Six Month Period from $11.2 million in the 2000 Six Month Period. This decrease was primarily due to synergies realized from the Dawson acquisition, including the consolidation of the sales and marketing departments and the realignment of the focus of RoweCom's sales and marketing departments. The termination of RoweCom's "distance selling program" and a cost containment program are two examples of RoweCom's efforts to reduce expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $3.6 million in the 2001 Six Month Period from $5.9 million in the 2000 Six Month Period, a decrease of $2.2 million or 38%, primarily as a result of reductions in staff and a decrease in consulting expenses associated with the development of kStore.


GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $6.7 million in the 2001 Six Month Period compared to $7.6 million in the 2000 Six Month Period, a decrease of $888,000 or 12%. This decrease can be primarily attributed to reductions in staff and continuous efforts made to lower overall expenses in these areas. This decrease was partially offset by an increase in director's and officers insurance premiums and costs associated with efforts to raise additional capital during the second quarter of 2001.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $3.2 million in the 2001 Six Month Period compared to $3.5 million in the 2000 Six Month Period. Intangible assets were written down to their fair value as a result of the charge for the impairment of intangible assets of $30.1 million in the fourth quarter of 2000. Thus, the reduced carrying value of the intangible assets has led to a decrease in amortization expense in the 2001 Six Month Period compared to the 2000 Six Month Period. The decrease in amortization of acquisition related goodwill and intangible assets was partially offset by approximately $900,000 in amortization expense on deferred financing costs associated with the United States line of credit.

INTEREST AND OTHER INCOME, NET. Interest expense was $3.4 million in the 2001 Six Month Period, as compared to interest expense of $2.7 million in the 2000 Six Month Period. The first quarter of 2001 period expense was primarily a result of the amortization of the discount on the debt financings , interest paid on the notes held by RAM Capital, and interest paid on the Fleet line of credit. The second quarter of 2001 and the 2000 period expense are primarily a result of the interest paid on the working capital lines of credit and other loans.

EXTRAORDINARY ITEM. During June 2000, RoweCom redeemed $16.1 million of convertible notes. In connection with this redemption, RoweCom recorded an extraordinary loss of $4.1 million, primarily attributable to a $1.1 million premium paid on the redemption, and $2.7 million related to the remaining unamortized debt issuance costs at the time of conversion.

PROVISION FOR INCOME TAXES. The benefit for income taxes was $878,000 for the 2001 Six Month Period as compared to a provision for income taxes of $469,000 for the 2000 Six Month Period. The provision/benefit recorded relates to RoweCom's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $18.2 million for the 2001 Six
Month Period as compared to $47.1 million of cash provided for the 2000 Six Month Period. Cash used in the 2001 Six Month Period resulted primarily from a net loss of $16.9 million, a decrease in accounts payable of $29.6 million, and an $8.1 million decrease in customer advances, partially offset by a decrease in accounts receivable of $38.7 million. Cash provided for the 2000 Six Month Period resulted primarily from a decrease in accounts receivable of $82.7 million and an increase in deferred revenue of $13.3 million. This was partially offset by a net loss of $34.2 million and a $24.9 decrease in accounts payable.

Net cash used in investing activities for the 2001 Six Month Period was $942,000, as compared to $2.4 million for the 2000 Six Month Period, Substantially all of the cash used was for the purchase of property and equipment.

Net cash used in financing activities was $1.9 million for the 2001 Six Month Period, as compared to cash used in financing activities of $48.2 million for the 2000 Six Month Period. Loan repayments were $83.9 million, offset by loan proceeds of $81.9 million. During the 2000 Six Month Period, repayments on loans were $101.4 million, offset by loan proceeds of $53.2 million.

The financial statements have been prepared on a basis that assumes that RoweCom will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As stated herein and discussed in detail in Management's Discussion and Analysis, RoweCom has incurred a net loss of $16.9 million for the 2001 Six Month Period. As of June 30, 2001, RoweCom had cash and cash equivalents of $5.7 million, a working capital deficit of $41.6 million, $31.9 million of seasonal short-term debt and long-term liabilities of $1.8 million.

These factors raise substantial doubt about RoweCom's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability in classification of recorded asset amounts or to the amounts in classification of liabilities that may be necessary if RoweCom is unable to continue as a going concern. RoweCom's continuation as a going concern is dependent upon the successful acquisition of RoweCom by divine,inc.

RoweCom signed a definitive merger agreement on July 6, 2001 with divine. RoweCom expects the transaction to close in October 2001. The agreement provides for a stock-for-stock exchange in which RoweCom shareholders will receive .75 shares of divine Class A common stock for each outstanding share of RoweCom common stock that they own. The acquisition is subject to several closing conditions, including, without limitation:

     (1) approval by the shareholders of RoweCom;

     (2) a Registration Statement on Form S-4 containing a proxy statement/prospectus with respect to the merger being declared effective by the SEC;

     (3) a credit agreement executed in a form reasonably acceptable to divine providing RoweCom and its subsidiaries with financing for its United States operations; and

     (4) an agreement with the holders of the series of promissory notes dated May 26, 2000 for an aggregate principal of $6.1 million with RoweCom in a form reasonably acceptable to divine.

RoweCom has been named as a defendant in two securities cases subsequent to the signing of the definitive merger agreement with divine. The lawsuits may be considered material adverse changes to the financial condition of RoweCom, and if so, divine has the option to terminate the acquisition, without incurring the $2.0 million termination fee. On August 14, 2001, divine signed a waiver noting that it would not terminate its plans to acquire RoweCom as a result of the securities lawsuits.

If the acquisition of RoweCom by divine is not completed, RoweCom's current cash and existing credit facilities would not be sufficient beyond December 2001. RoweCom has not been able to secure any additional equity investments to date and does not feel that it could secure all required working capital lines of credit in time for the fourth quarter ordering season, unless the acquisition of RoweCom by divine is consummated. Should the acquisition of RoweCom by divine not be successfully completed, RoweCom's management would consider the following actions or combination of actions, among other possibilities: (1) negotiate extended payment terms on existing debt and other liabilities; (2) seek another purchaser for RoweCom; and/or (3) file for bankruptcy protection.


REVOLVING LINES OF CREDIT

On August 1, 2001, RoweCom REALA, a wholly owned subsidiary of RoweCom, received loans in the amount of (euro) 7.6 million (approximately $6.7 million at August 1, 2001) from Credit Lyonnais, Banque Nationale de Paris, and Banque Populare Region Quest de Paris. Proceeds from the loans were used to pay off RoweCom France S.A.S.'s extensions on its existing lines of credit for the amount of (euro) 4.0 million ($3.7 million) on July 31, 2001. The remaining loan proceeds of (euro) 3.6 million ($3.2 million) were used to pay down bank overdraft balances. The loans mature on July 31, 2005. The interest rate for the loans is the three month EURIBOR rate + 1.6% (6.05% at August 1, 2001). The loans are collateralized by 100% of the outstanding stock of RoweCom REALA. RoweCom REALA is the parent company of RoweCom France S.A.S. RoweCom France S.A.S. is the parent company of RoweCom UK Limited, Rowe Communications Espana, S.L., RoweCom Korea, Inc., RoweCom Faxon Taiwan-Hong Kong, and RoweCom Australia Pty. Ltd.

On March 9, 2001, RoweCom France, S.A.S., a wholly owned subsidiary of RoweCom, received extensions on the existing lines of credit in France, for a total of (euro) 4.0 million ($3.7 million) from Credit Lyonnais, Banque Nationale de Paris, Barclays Bank, and Banque Populare Region Quest de Paris in order to pay off the Montrose Investments Ltd. $4.0 million convertible debenture. The loans matured on April 30, 2001. Interest rates range from EURIBOR plus .45% to EURIBOR plus .60%. The extensions are collateralized by 60% of the outstanding stock of RoweCom France, S.A.S., RoweCom UK Limited, RoweCom Espana S.L., RoweCom Australia Pty. Ltd., RoweCom Korea, Inc., and RoweCom Faxon Taiwan-Hong Kong, all of which are wholly owned subsidiaries of RoweCom. On April 30, 2001, the due date was extended to May 31, 2001. On May 31, 2001, the due date was extended to July 31, 2001. On August 1, 2001, the extensions on the existing lines of credit in the amount of (euro) 4.0 million ($3.7 million) were paid in full with a portion of the proceeds from the (euro) 7.6 million ($6.7 million) loan that RoweCom REALA received on August 1, 2001.

In February 2001, RoweCom obtained a $25.0 million line of credit for its United States subsidiaries with Fleet Capital. The line of credit is collateralized by the receivables of RoweCom's United States operating subsidiaries and certain other assets. The line of credit bears interest at the rate of prime plus 2% and expired on May 31, 2001. This line was paid in full as of April 4, 2001.

In January 2001, RoweCom closed $9.0 million in floating rate senior secured notes from several suppliers. The notes are due on December 28, 2001, and interest is payable upon maturity of the loan at a rate of prime plus 1%. The notes are subordinated to all revolving lines of credit of RoweCom and are collateralized by substantially all of RoweCom's trade accounts receivables and certain other assets. Outstanding borrowings at June 30, 2001 were $9.0 million. RoweCom is currently in violation of the covenants on the senior secured notes. Accordingly, the senior secured notes are due on demand, if so called by the suppliers. Refer to Item 1 "Financial Information," Note 6 "Secured Short-Term Notes" for more detail.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 98.0 million French Francs through and including April 30, 2001; 52.0 million French Francs from May 1, 2001 through and including June 30, 2001; and 13.0 million French Francs from July 1, 2001 through and including August 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.41% at June 30, 2001) plus 0.55%. The line of credit also provides for a 10.0 million French Franc daily overdraft and expires on August 31, 2001. Outstanding borrowings at June 30, 2001 were $6.7 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 82.0 million French Francs through and including April 15, 2001; 60.0 million French Francs from April 16, 2001 through and including June 15, 2001; and 15.0 million French Francs from June 16, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 120% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.41% at June 30, 2001) or a minimum of 5.75% plus 0.55%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at June 30, 2001 were $4.5 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit which permits a maximum borrowing capacity as follows: 100.0 million French Francs through and including March 31, 2001; 55.0 million French Francs from April 1, 2001 through and including May 31, 2001; and 13.0 million French Francs from June 1, 2001 through and including July 31, 2001. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable, and accrues interest at the rate of EURIBOR (4.41% at June 30, 2001) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on July 31, 2001. Outstanding borrowings at June 30, 2001 were $5.2 million.

In November 2000, RoweCom's wholly owned French subsidiary established a line of credit for 45.0 million French Francs. Borrowing under the facility is limited to 100% of the subsidiary's accounts receivable invoices greater than or equal to 1.0 million French Francs, and accrues interest at the rate of EURIBOR (4.41% at June 30, 2001) plus 0.50%. The line of credit also provides for a 5.0 million French Franc daily overdraft and expires on March 31, 2001. There were no outstanding borrowings at June 30, 2001.

In October 1999, RoweCom's wholly owned United Kingdom subsidiary entered into a revolving line of credit for up to (pound)3.0 million. The line of credit was collateralized by the subsidiary's accounts receivable. In addition, RoweCom guaranteed the loan up to an aggregate of (pound)5.4 million. The line of credit was available to the borrower until April 2, 2000 and bore interest at the rate of the bank's base rate, LIBOR (3.21% at December 31, 1999) plus 1%. In May 2000, the revolving line of credit was renewed for one year and increased to up to (pound)4.5 million bearing interest at the rate of the bank's base rate, LIBOR (4.46% at June 30, 2001). Outstanding borrowings at June 30, 2001 were $1.1 million.

EURO CURRENCY ISSUES

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is used in business transactions. Beginning in January 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. RoweCom foreign subsidiaries are transacting a material portion of their business in the euro during fiscal 2001. Also, RoweCom's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. IT systems used by RoweCom's foreign subsidiaries have been repaired and replaced in order to facilitate business transactions and reporting to local government agencies. Costs to repair and/or replace IT systems were not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE RISK MANAGEMENT

RoweCom enters into forward currency contracts primarily in European, Australian, and Canadian currencies to hedge its foreign currency exposures. Forward currency contracts have maturities of less than one year. These contracts are used to reduce RoweCom's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. RoweCom does not engage in currency speculation. At June 30, 2001, the face amount of outstanding forward currency contracts to buy and sell United States dollars and British pound sterling for non-U.S. currencies was not material.

INTEREST RATE RISK MANAGEMENT

Due to its short-term duration, the fair value of RoweCom's borrowings at June 30, 2001 approximated carrying value. Interest rate risk was estimated as the potential increase in fair value resulting from a hypothetical 10% increase in interest rates. The resulting hypothetical change was approximately $68,000 in incremental interest expense over the term of the debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. This amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in RoweCom's discontinuation of amortization of goodwill; however, RoweCom will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on its future results of operations if an impairment occurs.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FORMER EMPLOYEES LAWSUIT

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

SECURITIES CLASS ACTION LAWSUIT

RoweCom has been named as a defendant in two separate class action lawsuits announced in press releases by certain law firms on July 27, 2001 and August 1, 2001. RoweCom has not yet been formally served with complaints. As such, RoweCom is unable to assess the financial impact the cases may have on RoweCom, if any.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

RoweCom is currently in default on the $9 million senior secured notes due on December 31, 2001 with respect to Section 9.1, Mergers, Consolidations, and Acquisitions; Section 9.8, Capital Expenditures; Section 10.3, Maximum Operating Expenses; and Section 11(g), Undischarged Final Judgments. Under Section 9.1, RoweCom is not permitted to merge any part of the company; the merger with divine would violate this covenant. RoweCom has purchased greater than $100,000 in capital assets since the closing of the loan, which violates Section 9.8. RoweCom's operating expenses for the second quarter exceed $11 million, which violates Section 10.3. In addition, Section 11(g) is violated as the lawsuit with two former employees (refer to Part II, Item I. Legal Proceedings) seeks damages in excess of $50,000 and has remained outstanding for greater than sixty days. Since RoweCom is in violation of the covenants, the senior secured notes are due on demand, if so called by the suppliers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Meeting of Shareholders of RoweCom on June 6, 2001, which was adjourned until July 25, 2001 (the "Annual Meeting"), John Kennedy was elected as a Class 1 Director for a three year term. As such, Dr. Richard Rowe, Thomas Lemberg, Jerome Rubin, Philippe Villers and John Kennedy will continue to serve as Directors.

The number of shares of common stock issued and outstanding to vote as of the record date of April 25, 2001 was 12,452,990. The results of the voting on each of the matters presented to shareholders at the Annual Meeting are set forth below:


                                                                      VOTES         VOTES                              BROKERS
                                                    VOTES FOR       WITHELD       AGAINST        ABSTENTIONS         NON-VOTES
                                                    ---------       -------       -------        -----------         ---------
1. Election of Directors
   John Kennedy ..................................   9,714,721      106,811             -                  -                 -

2. Transact any further business that
   may properly come before the annual meeting ...   9,536,616            -       257,970             26,946


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROWECOM INC.

August 14, 2001               By: /s/ Rodney M. Smith
                              -------------------------------------------------
                              Rodney M. Smith
                              Chief Financial Officer and Treasurer
                              (Authorized Officer and Principal Accounting
                              Officer)